Form 10-K
period 1999-12-31
ELVA INC
filed 2000-04-14
CIK 1103718

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-KSB

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1999

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to ________________

Commission file no. 000-29201

                                   ELVA, INC.
                  --------------------------------------------
               (Name of small business registrant in its charter)

          Florida                                              65-0790761
-------------------------------                             -------------------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                               Identification No.)

222 Lakeview Avenue, Suite 415
West Palm Beach, Florida                                         33401
- -------------------------------------                        ----------
(Address of principal executive offices)                       (Zip Code)

Registrant's telephone number (561) 659-6530

Securities registered under Section 12(b) of the Exchange Act:

                                                  Name of each exchange on
      Title of each class                           which registered

         None
-----------------------------                     -------------------------

Securities registered under Section 12(g) of the Exchange Act:

                         Common Stock, $.0001 par value
                       -----------------------------------
                                (Title of class)
 Copies of Communications Sent to:

                                    Donald F. Mintmire, Esq.
                                    Mintmire & Associates
                                    265 Sunrise Avenue, Suite 204
                                    Palm Beach, FL 33480
                                    Tel: (561) 832-5696
                                    Fax: (561) 659-5371

     Check whether the registrant (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           Yes  X           No
                              ----            ----

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

     State registrant's revenues for its most recent fiscal year. $448,696.00

     Of the 21,500,000 shares of voting stock of the registrant issued and outstanding as of December 31, 1999, 6,897,200 shares are held by non-affiliates. Because of the absence of an established trading market for the voting stock, the registrant is unable to calculate the aggregate market value of the voting stock held by non-affiliates as of a specified date within the past 60 days.

PART I

Item 1.  Description of Business

(a) Development

         ELVA, Inc. (the "Company" or "ELVA") was organized as a Florida corporation on August 15, 1997. The original purpose of the Company was to develop and apply new and profitable applications of computer technology in the general marketplace. Introduction to a French company's unique application of such technology resulted in the entry into a Voluntary Share Exchange Agreement between the Company and the shareholders of the French company ELVA, S.A.("ELVA, SA"). Recognizing that ELVA, SA had invaluable technology and computer software designing assets, the Company's management renamed the Company ELVA, INC. See
Part I, Item 1. "Description of the Business - (b) Business of Registrant". The United States Company's executive offices are presently located at 222 Lakeview Avenue, Suite 415, West Palm Beach, Florida 33401 and its telephone number is
(561) 659-6530. It also has offices located at 4540 Campus Drive, Suite 108, Newport Beach, CA 92660 and its telephone number is (949) 863-0670. Its offices outside the United States are located at 74,av Edouard Vaillant, 92100 Boulogne, France and its telephone number is 33-(0)1-41-31-66-77 and at 89 Neil Road, 0888849 Singapore and its telephone number is (65) 326-07-88.

         In April 1997, the Company issued 9,000,000 shares of Common Stock, $0.0001 par value per share as founders shares to its sole officer and director. For such issuance, the Company relied upon Section 4(2) of the Securities Act of 1933, as amended (the "Act") and Rule 506 of Regulations D promulgated thereunder ("Rule 506") and Section 517.061(11) of the Florida Code. See Part I,
Item 7. "Certain Relationships and Related Transactions"; and Part II, Item 4. "Recent Sales of Unregistered Securities."

         In October 1997, the Company sold 557,376 shares of common stock, $.0001 par value per share (the "Common") for cash in the amount of $5,573.76, pursuant to Section 3(b) of the Securities Act of 1933, as amended (the "Act"), and Rule 504 of Regulation D promulgated thereunder ("Rule 504")and Section 517.061(11) of the Florida Code. These offerings were made in the State of Florida. See Part II, Item 4. "Recent Sales of Unregistered Securities."

         In November 1997, the Company sold 1,200,000 shares of common stock, $.0001 par value per share (the "Common Stock") for cash in the amount of $12,000.00, to fourteen (14) Georgia residents, twelve (12) Florida residents and three (3) French nationals, pursuant to Section 3(b) of the Securities Act of 1933, as amended (the "Act"), and Rule 504 of Regulation D promulgated thereunder ("Rule 504"), Section 10-5-9(13) of the Georgia Code and Section 517.061(11) of the Florida Code. See Part I, Item 7. "Certain Relationships and Related Transactions"; and Part II, Item 4. "Recent Sales of Unregistered Securities."

         In June 1998, the Company sold 9,000,000 shares of its common stock, $.0001 par value per share (the "Common"), to one(1) purchaser for cash in the amount of $32,500.00. This offering was conducted pursuant to Section 4(2) of the Securities Act of 1933, as amended (the "Act") and Rule 506 of Regulations D promulgated thereunder ("Rule 506") and Section 517.061(11) of the Florida Code. See Part I, Item 7. "Certain Relationships and Related Transactions"; and Part II, Item 4. "Recent Sales of Unregistered Securities."

         In September 1998, the Company sold 2,700,000 shares of common stock, $.0001 par value per share (the "Common"), for cash in the amount of $54,000.00, pursuant to Section 3(b) of the Securities Act of 1933, as amended (the "Act"), and Rule 504 of Regulation D promulgated thereunder ("Rule 504"). See Part I,
Item 7. "Certain Relationships and Related Transactions"; and Part II, Item 4. "Recent Sales of Unregistered Securities.

         On December 18th, 1998, the Company entered into a Letter of Intent whereby the Company agreed to acquire the issued and outstanding shares of ELVA, SA in a share exchange agreement with its shareholders. The terms of the share exchange agreement by the Company required that 14,160,000 Rule 144 restricted shares of the Company be issued to the shareholders of ELVA, SA in exchange for all but 10 of the 26, 336 shares (representing 99.6% of the outstanding stock) of ELVA, SA stock which is required by French law to be owned by French citizens. In addition, on December 21, 1998, at the closing of the above acquisition and pursuant to the Company's Letter of Intent with ELVA, SA the Company by agreement canceled 9,000,000 shares of common stock formerly issued to the Company's sole director, President, Secretary and Treasurer. The Company also by agreement canceled the 557,376 shares of common stock (the "Common
Stock") it sold to three (3) individuals for cash in the amount of $5,573.76. Lastly, in accordance with the terms of the Company's Letter of Intent, it repurchased for $32,500.00 in cash the previously purchased 9,000,000 shares of Rule 144 Common Stock which shares the Company subsequently canceled. See Part II, Item 4. "Recent Sales of Unregistered Securities". See Part IV. Item 1. "Index to Exhibits, Material Agreements"; Part I, Item 7. "Certain Relationships and Related Transactions" and Part II, Item 4. "Recent Sales of Unregistered Securities".

         In conjunction with the acquisition by the Company of ELVA,SA, it assumed responsibility for repayment of a loan to a third party, Meadlight TMO, a French company. A condition of the above acquisition entailed the issuance of 3,440,000 shares of the Company's shares of common stock in settlement of a $204,550 loan made to ELVA,SA. In March, May and September 1999, ELVA, SA, now a subsidiary of the Company, received additional traunches of this loan from the now related party in the total amount of approximately $500,000 US dollars. This additional loan is payable in full on January 1, 2002 and the Company can, at its option. prepay all or part of this amount without penalty.(See: Part F/S -
Note 5 - Notes to Consolidated Financial Statements -F-9)

         Upon completion of the share exchange agreement ELVA, SA and its shareholders hold 17,200,000 shares of the Company's 21,500,000 issued and outstanding shares of common stock. The Company also amended its Articles of Incorporation changing its name to ELVA, INC. effective immediately upon the closing of the agreement. A new Board of Directors was appointed, new officers were named for the board and the resignation of the Company's former sole officer and director was accepted with regret.

         There are no preliminary agreements or understandings between the Company and its officers and directors or affiliates or lending institutions with respect to any loan agreements or arrangements.

         The Company intends to offer additional securities under Rule 506 of Regulation D under the Act ("Rule 506) to fund its short and medium term expansion plans. (See Part I, Item 1. Description of Business - (b) Business of Registrant").

         See (b) "Business of Registrant" immediately below for a description of the Company's proposed business.

         (b)      Business of Registrant.

General

         One of the main objectives of ELVA is to participate in the globalization of e-commerce, through providing secure online purchasing and customer loyalty incentives between individuals and businesses. The latter, whether they are banks or retailers, telecommunication operators or internet service providers, issue cards in order to allow for payment and to promote customer loyalty. ELVA foresees a consumer that can order goods and services both over the telephone and over the internet anytime and anywhere, with maximum security, with the same card and more often, with ones preferred retailers and service suppliers. This system, based on VocaliD(R) smart card issuing, is described as the Company's " butterfly scheme " through which customer loyalty is promoted, cross selling and co-marketing occurs naturally producing more reliability and profitability.

         VocaliD(R) is a new technology that marries the security of the smart card technology with telecommunications simple and basic feature: sound. Any country can use the Company's VocaliD(R) smart card since a simple telephone is enough to make it work. From this point forward, the Company's VocaliD(R) smart card will no longer require smart card readers.

         The Company's main goal has always been to conceive, develop and market an online authentication smart card technology. After three years of research and development, including the setting of industrial processes, the Company's VocaliD(R) is ready to enter its first mass production cycle in the year 2000["Y2K"].

         The Company believes that its technology may become a standard for mobile online authentication devices usable by the general public for electronic secured exchanges including e- commerce. This belief has been bolstered recently when the Company's VocaliD(R) card was recognized and awarded the " best new technology of the year " during the " Cartes 98 " exhibition which is acknowledged by the industry as the most important smart card exhibition worldwide.

         The Company's VocaliD(R) smart card technology has designed and implemented a memory card product in accordance with a proprietary online authentication protocol. The Company's smart card, VocaliD(R), can be used from an ordinary telephone, a magnetic stripe reader, a chip card reader or a personal computer. The basic function of VocaliD(R) is secure online authentication. Its proprietary design offers unique solutions for ensuring secure electronic transactions using the Company's smart card technology. The Company's research efforts have enabled it to develop secure online authentication solutions centered on smart card technology. The Company's proprietary technology enables electronic commerce together with point-of-sale transactions, telephonic transactions payment and customer loyalty incentives. The product's registered trade name is VocaliD(R).

         The Company believes it is positioned in the market for further development of the audio sequenced smart card. Near-term marketing efforts are focused on further solidifying market position and using such position as the foundation for expansion into additional markets such as the health card and transportation card markets.

         In addition to the development of the VocaliD(R) technology and in order to provide traditional smart card applications for some clients, the Company has developed customized software and integrated appropriate hardware technologies. The Company believes that its ASIC Design engineers have sufficient expertise in hardware technology and VHDL and Verilog modeling computer programming languages necessary for such development efforts.

VocaliD(R), the online Smart Card

         A VocaliD(R) smart card is a credit card-sized plastic card in which an integrated circuit, containing a memory chip is embedded. The authentication data on the card can be read via the emission of a secure audio sequence generated by vibration of the card. The use of VocaliD(R) smart card is very simple: pressing the module with the thumb activates the card that emits the signal through the telephone set or the computer microphone. Once the remote server receives the signal, it deciphers the information, with the application of ELVA's deciphering software. Once the card is authenticated, the server may ask the card holder to authenticate himself by entering his PIN. Then the service is open. The above sequence is not reusable for the cryptographic part of the information is random and synchronizes only with the server.

         With a card reader, be it a magnetic stripe or a chip reader, VocaliD(R) is used as a traditional card. Telephone sets and computers microphone are the natural readers of VocaliD(R) smart card. The main function of the card is the universal and secure online authentication; as for the applications, like customer loyalty tracking, payment systems or whatsoever, they are exclusively processed by the remote server, whether it's an internet service or an interactive voice response system. The whole information related to the card owner is stored in the server data base. Therefore, it is useless to store anything more than the secure authentication function inside the card itself. The traditional smart card, based on an off line model, is not used like this.

         ELVA's online vision is the following: the secure authentication key is VocaliD(R) smart card, the card itself is not multifunction ; it is just highly secure, online and multi reading without requiring specific readers. Therefore, VocaliD(R) technology turns existing online systems into secure multi application systems. The Company believes its solution will truly be readily available and cost effective from Y2K, everywhere in the world, provided there are telephones. In addition to this global positioning, ELVA's partners and managers believe that the VocaliD(R) model meets many of the modern one to one market data mining requirements in terms of customer loyalty, security and cross selling within a multi platform environment.

         The VocaliD(R)'s natural environment is characterized by six trends and three VocaliD(R) features:

Six trends

     1.   Online exchanges explosion (call centers, IVR, hot lines, internet)
     2.   Globalization of card concepts in daily life
     3. Tremendous endeavors of smart card manufacturers to market their products worldwide
     4. Evolution of stakes and techniques in marketing, bringing about more and more customer loyalty programs
     5. Increase in one to one strategies with customers and product/service providers
     6.   Development of multi service options and co branding

Three VocaliD(R) features

     1.   Online multi access
     2.   Multi application
     3.   Security

THE SMART CARD INDUSTRY

         Smart cards were first developed in the late 1960's in France. At present smart card technology is established and used in Europe and Asia. According to Ovum Ltd., the market for smart card units will reach 2.7 billion by 2003. The largest markets will be in the prepayment applications, followed by access control, and electronic cash applications. According to a recent study from Dataquest, the overall market for memory and microprocessor-based cards will grow from 544 million units in 1995 to 3.4 billion units by 2001. Of that figure, microprocessor-based smart cards, which accounted for only 84 million units in 1995 will grow to 1.2 billion units in 2001.(Source: Microsoft
Corporation:       HTTP://WWW.MICROSOFT.COM/WINDOWSCE/SMARTCARD/BACKGROUND.ASP.)
According to research firm, SJB Research, the smart card market is growing at a rate close to 50% a year, with three to four billion cards expected to be issued in 2000. (Source: Smart Card Central: HTTP://WWW.SMARTCARD RESEARCH.COM/REPORTS /SJB.HTML.) Furthermore, Killen & Associates, Inc., also a research firm, projects that the smart card market will grow from a world wide total of 250 million transactions in 1996 to 25 billion in 2005. (Source: Killen Associates, Inc., quoted in the SMART CARD FORUM, HTTP://WWW.SMARTCRD.COM/INFO/MORE/FACTOID. HTM.) The smart card market in North America totaled 13 million cards in 1996 and is expected to grow to 273 million by 2001 and the projection for 2005 is an estimated 543 million cards in North America. (Source: Schlumberger Public Relations Department, "Schlumberger Electronic transactions," quoted in SMART CARD FORUM, HTTP://WWW.SMARTCRD.CWOM/ INFO/MORE/FACTOID.HTM.)

         At first mainly installed in pay telephones, smart cards are now being used for mobile phones, customer loyalty tracking, payment, transportation, car parking, arcade games and vending machines. Any coin operated machine can be converted to a smart card format. Other applications include automated teller machines, point-of-sale terminals, personal computers, electronic ticketing and automatic fare collection. Theoretically, smart cards can be utilized everywhere; however, one of the main problems of traditional off line-based smart card systems is the need for specific readers, which are expensive and restrictive.

PAYMENT VEHICLE CARDS -- The most familiar of these cards are the stored-value payment vehicles, commonly known as electronic purse or wallet cards, credit, debit and automated teller machine cards, all of which are disposable or value reloadable. Some library applications use the same structure using tokens or units instead of a monetary value.

ACCESS AND SECURITY KEY CARDS -- These cards are used to store and access identification and authentication information, including biometrics and encryption technology, such as digital certificates, for control of physical access, online access and for facilitating secured commerce on intranets and the Internet.

INFORMATION MANAGEMENT CARDS -- These cards enable the storage and manipulation of data of all kinds, including emergency information, medical history, account management information, expense tracking and various loyalty programs. Such cards may be used to track and cross-reference consumer purchasing habits to provide marketing information to retailers, distributors and manufacturers of various products and services.

         The manufacturing cost of a traditional smart card varies from less than $1 to approximately $10 depending on the amount of information the card holds and the complexity of the microchip or its operating system. Similarly, the cost of a reader device can vary from $50 to $2,000, depending on the complexity and functionality of the terminal.

VocaliD(R) is the fourth step in plastic card technology.

         Company analysis of the foregoing data indicates that VocaliD(R) smart card technology represents the next step in the evolution of credit/debit/loyalty instruments and related products and services. VocaliD(R) Smart card systems differ from other payment mechanisms in their ability to set up secure online authentication models without requiring specific card readers. Moreover, the philosophy of the system is the following: "let the remote server carry out the processing part". This means that the card supplies the mobility and a part of the security of the system while the server supplies the other part of the latter and 100% of the applications. The sophisticated encryption algorithms and other security mechanisms that the chip employs provide secure information protection.

         Each smart card has an integrated circuit embedded, which gives it power to perform many different functions. With a smart card, consumers will have the capability to make secure purchases, pay for phone calls or transportation as well as make credit and debit purchases. Historically, magnetic stripe cards, which represent the first technological step, were followed by chip cards, that works in contact with the reader. A new interesting recent family of chip cards is contactless smart cards which are the third technological step. Those are slowly emerging in specific fields like transportation where the card does not need to be in contact with the reader.

         There are two main differences between magnetic stripe cards and chip cards: The first type are not very secure (criminals duplicate information from the magnetic stripe of a credit or debit card and use such clones for their own benefit) and work "on line". The second type are really secure but works "off line". What they have in common is that they both require specific card readers ; therefore, they cannot be used anytime nor anywhere (at home for example).

         The next step in plastic card evolution is " acoustic" technology. The latter is a chip card technology that works "online", offers a chip card security and can be used with or without specific readers (since it works with a simple telephone or a computer microphone). These are the features that make VocaliD(R) the universal online authentication smart card. These features are patented by ELVA. VocaliD(R) is the first and still the only acoustic ISO chip card in the world.

         That is the solution for reliable, fast and convenient security for any transaction anytime and anywhere. The Company believes that VocaliD(R) is already a standard in several aspects: it utilizes the ISO 7816 standard; its manufacturing is based on existing smart card processes and available equipment; and its marketing medium is already widely used and accepted by the general public as well as user friendly.

         As  a  result  of  the  Company's  advanced  authentication   protocol,
VocaliD(R) enables higher value online services over the internet, by telephone and in real life stores.

         The Company believes widespread acceptance and use of VocaliD(R) smart card technology will occur following the transition from magnetic stripe only infrastructure to one that includes both magnetic stripe and audio sequenced smart cards which do not require new readers. This may be the most acceptable means to meet, on a worldwide scale, the eventual and unavoidable convergence of traditional purchase in stores and electronic remote services.

         The Company believes its technology will open up new opportunities with regard to the way people interact with financial institutions, healthcare providers, retailers and others by enabling an individual to exchange information and payment through the smart card VocaliD(R) microchip technology.

Most information based industries are candidates for VocaliD(R)smart card conversion and utilization.

         The Company believes it is well positioned to take advantage of the developing VocaliD(R) smart card technology and utilization based upon a number of factors. These factors include:(i) our engineering know-how, patents, software tools and technical support, (ii) our knowledge and under- standing of the technology and the market, (iii) our successful development and implementation of our product, (iv) our commitment to quality and innovation in our product line, and (v) our ability to create applications quickly in for a rapidly changing industry.

         COMPETITIVE ADVANTAGES

         The Company believes its exclusive acoustic interface to be unique in terms of its ability to be universal read. When traditional smart card, based on off line secured functions require specific card readers, VocaliD(R) requires none. Its economic advantage is that the Company does not have to install expensive card readers everywhere.

         Other acoustic authentication devices exist, but none of them are smart cards ; since they are not ISO format devices, they are more expensive than VocaliD(R) (whose manufacturing is based on the smart card process with standard industrial equipment). Moreover, other acoustic authentication devices cannot be used in magnetic stripe or chip readers, which means that they are not universal. The Company believes that its VocaliD(R) allows for the merging of e-commerce with the real world in terms of secure authentication and global marketing while being cost effective, widely available and usable at the same time.

         The Company's VocaliD(R) product utilizes object-oriented computer software programming applications. This methodology allows Company engineers and programmers to create sets of reusable programming language blocks, or building blocks, that may be combined to form a complex system. Our software design developmental efforts have produced a library of reusable individual software language blocks for a variety of personal computer and smart card devices. Using this extensive collection of programming language blocks or building blocks provides:(i) a simpler system design which reduces system maintenance costs, as well as allowing for the reusability of these programming language blocks across a more divers range of smart card and VocaliD(R) smart card systems, (ii) the ability to respond rapidly to customers that have a specialized range of smart card and VocaliD(R) smart card needs; and (iii) the ability to seamlessly integrate our proprietary software with many operating systems, office-management and point-of-sale systems.

         The Company continues to have a significant commitment to innovation and quality in the development of products. A stringent set of standards is adhered to by the Company. These standards include (i) compatibility with other operating systems: our engineers design our software products to be compatible with all major operating SYSTEMS for the various system architectures. The Company believes that the compatibility of our products is key to market acceptance and will provide a distinct advantage; (ii) market driven enhancements and product offerings: our product design and architecture provide flexibility and adaptability to emerging technologies; and (iii) support for industry standards: our engineers follow strict adherence to industry standards as promulgated by the International Standards Organization. We also follow different operating SYSTEMS standards and recommended configurations when developing our products for those operating SYSTEMS.

Offline Disadvantages vs. Online Advantages

         Traditional smart cards are " off line ". This means that their chip carries out several functions in addition to the authentication one. Therefore, the information is located at two different places: in the card and in a data base which means, most of the time that data desynchronization occurs.

         Another problem is that if we need to change the application or to add new ones, new cards must be issued since the previous ones are unable to upgrade (like a computer could for instance). This means new developments and of course, additional costs.

         Moreover, in an offline smart card the chip never works without specific readers ; without it they cannot be processed, read or scanned. Chip readers are expensive and will probably never be found at every place they are needed. In addition, the security level is not the same at each use: in a store equipped with a reader, the chip will be used, but at home, over the internet, the card holder will have to enter numbers and codes unless his computer is fitted with a reader.

         VocaliD(R) is " online ". This means that the chip shares the authentication function with a remote server that carries out all card related applications. The information and applications, stored only in a database inside a remote server, are updated in real time, at each use. New applications never require the issuing of new cards since they are located in the server and upgraded at the same place (not in the card).

         Moreover, with VocaliD(R), the online secure authentication function can be processed on line without requiring a chip reader, thanks to its acoustic interface. Therefore, VocaliD(R) can enter any country immediately (not only the ones equipped with smart card readers) and ensure a smart card security at each use.

         How can an off line smart card offer a customer loyalty program in addition to phone applications, home banking services and theatre reservation with the same level of security and from everywhere the holder stands ? With a very big chip and a card reissuing-based model at each new function issue. The Company's VocaliD(R) system can provide the above with the same chip card all the time, used from any telephone or multimedia computer, or even with a card reader (provided it is used online). The VocaliD(R) card never has to be changed (as long as the embedded battery supplies enough power to make it work: 2/3 years)

         North America is the online part of the world and has no significant number of smart card readers. The Company believes North America is ready for the VocaliD(R) system.

BUSINESS STRATEGY

         During the fiscal year ended December 31, 1999 and 1998, the Company had revenues of $ 448,696 and $ 297,153 respectively. Our VocaliD(R) smart card technology shall focus on e- commerce environments including home banking and telecommunication services. This technology is capable of being customized for other markets. The Company is encouraged by the results of these initial programs, and the Company believes that such programs will lead to the national introduction and installation of such products.

         The Company's objective is to develop VocaliD(R) until the card reaches international leadership and becomes a leading provider of smart card solutions across a wide range of applications.

Our strategy is mainly the following:

     To focus on product development in order to widely open the technology and ensure its evolution. That means that ELVA will reinforce its engineering know-how, patents, software tools and technical support and innovation in the area of VocaliD(R) smart card. This includes the industrial processes related to quality, productivity and profitability.

     To ensure the availability of the VocaliD(R)smart card cards to meet the market demand and the conducting of pilot tests in all areas. The Company will not wait for partners or licensees to assist in developing the market ELVA intends to introduce its VocaliD(R) technology through an operating cooperation with its historical and current partners around the world. ELVA will, within a few months following introduction, become more involved with the VocaliD(R) manufacturing matters and maintain a license policy toward the smart card industry worldwide.

     To continue development of marketing, sales efforts and expertise in the area of VocaliD(R) smart cards to maintain demand and to offer this expertise to future partners such as smart card manufacturers, system integrators, value added resellers.

         The  Company's   market  focus  will  be  on   VocaliD(R)   smart  card
applications in consumer situations that require card usage on a weekly or more frequent basis or on an event basis.

         Although we expect to market smart card SYSTEMS directly through our management and employees, we intend to obtain the assistance of a network of prescribers to enhance rapid growth. These additional unrelated third parties will enable the Company to more rapidly market the VocaliD(R) smart card system. In addition, the Company will seek licensing arrangements and strategic marketing alliances or other arrangements with SYSTEMS integrators, value-added resellers and other smart card vendors and manufacturers. Fulfillment of product orders and installations will be managed directly by both our staff and these partners and licensees.

ELVA's customers

         Semiconductor manufacturers like ATMEL are ELVA's clients for the design of secure components. The Company's VocaliD(R)'s customers are, on one hand, smart card manufacturers which should become ELVA's licensees and, on the other hand, VocaliD(R) card issuers, companies that we call " end users " such as internet service providers, telecommunication operators, banks (who offer home banking services) and retailers, ready to use VocaliD(R) technology for their global loyalty schemes (online and in stores).
Marketing

         In most industry sectors, a company who wants to improve its customer relationships needs to merge its marketing tools like the web site, the call center and other phone applications or even online private access issues. Moreover, in the retail sector, these electronic tools must be married to the real world stores by the same authentication and loyalty device. The Company believes that VocaliD(R) is the solution, due to its secure multi reading features provided with exactly the same security level.

         The Company believes that if it is able to attain recognition as the industry standard in such large markets as e-commerce, home banking, and value added telecommunication services, VocaliD(R) volumes may reach hundreds of millions of cards within the next four years. The leverage related to an industrial partners' commitment to VocaliD(R) technology will be important in order for the Company to meet this possible market demand. However, there is no assurance that the Company will be able to attain industry standard recognition.

         The Company however has chosen to offer VocaliD(R) through license contracts worldwide. New market entries and strong relationships will strategically create the company's technology exposure to any geographic region. Such a licensing and partnership policy is being establish at present by the Company with smart card manufacturers, system integrators and several different vendors.


         Marketing campaigns targeting end users are scheduled to begin in Y2K. Moreover, a partnership program aimed at cooperation with system integrators will soon be issued. ELVA's marketing structure, strategy and actions were established in Europe during 1999 and are now being extended to North America and Asia.

         Pilot tests in cooperation with end users in the telecommunication and internet sectors are in the planning stages. The first version of the online smart card as an industrial product is anticipated to be tested by several market leaders before the end of the second quarter [Q2] of 2000.

CURRENT AND FUTURE MARKETS FOR VocaliD(R)

         The Company believes the following industries are best suited for VocaliD(R) smart card technology and have commenced research and development efforts aimed at meeting perceived needs of such industries.

         To date our marketing efforts have been limited to the following market segments:

     o    telecommunications among which rechargeable value added calling cards
     o    e-commerce applications
     o    home banking.

         The Company believes the following industries will be best suited for VocaliD(R) smart card technology in the future:

         Retail Industry

         The Company believes that the Retailing Industry can be embraced and enhanced by VocaliD(R) smart card technology. The retail sector encompasses everything from locally owned stores to national department stores. Retailers have been made acutely aware of the value of their contact with the consumer. The key to repeat business is to accurately identify, and then satisfy, customer needs. Smart cards are capable of enabling retailers to track customer behavior and base marketing decisions mined from this valuable information. This technology can also reduce the risk of fraud, improve inventory management and offer the customer convenience and better service. With VocaliD(R), affinity programs can be highly improved by the combination of e-commerce, exchanges by phone and traditional purchasing within a unique secure environment.

         Health Care Industry

          The Company believes that the healthcare industry, with its millions of participants, voluminous, individualized information and payment requirements can benefit significantly from smart card technology. Smart cards can be designed to provide patient identification, medical record storage and retrieval, as well as electronic benefit transfers, determination of eligibility and drug interaction information. In an emergency situation, a quick assessment of vital information such as allergies, prescriptions and immunizations is critical for effective healthcare delivery. Additionally, patient cards can be used to improve and streamline administrative and billing procedures as well as insurance reimbursement.

         Every insurance company, HMO, PPO, hospital association, and independent provider association which serves the United States health care market can benefit from the use of a smart card system. Only authentication of the patient and thus of its medical files allow an efficient medical intervention. VocaliD(R) is the only ISO smart card enabling a universal secure authentication of the patient anywhere anytime, be it by telephone, over the internet, at home, on the street or at the hospital, in the card holder's country or abroad.

         The Company believes its advantage in this market will be based upon its position as the first to provide a universal smart card reading mode which can communicate with existing online systems. The opportunity to reduce health care costs, improve the quality of health care services, and facilitate the payments process through a more user friendly medium makes the use of a VocaliD(R) smart card system very attractive and viable.

         Events Market

         There are approximately 10,000 festivals in the United States each year. [Source: Festivals.com LLC, available from HTTP://WWW.FESTIVALS.COM. ] The scope of these of these festivals ranges from air shows, art, food and music festivals, to state fairs and sporting events. One of our significant advantages in the festival-fair market is that the product can be sold profitably and implemented with minimum cost and development effort. Given the large number of festivals that occur each year, the opportunity for steady and reliable cash flows form the sale of this product could be considerable.

         Main VocaliD(R) applications are identified in the telecommunication, internet and online / traditional combined retail sectors:

     o VocaliD(R) can be a rechargeable secure calling card aimed at offering the online access to value added services from any telephone set,
     o    an internet authentication card,
     o    a loyalty card,
     o and of course a combination of the above features in home banking and retail sectors for instance.

         VocaliD(R) is an ISO card with an acoustic interface. This means that a company may, from now on, issue a single card in order to entitle its customers to have secure private access to all its services (IVR information, hot lines, customer loyalty program, miscellaneous database uses, transactions both in stores and on the web site...).

         VocaliD(R) technology is also a solution for citizen applications such as universal health cards, provided the information is stored and updated in a remote server and accessible on line (and not within the card's chip with a specific reader). It can also entitle access, reservation and payment for city services such as theatre, festivals etc...

         LICENSE AGREEMENTS AND INTELLECTUAL  PROPERTY RIGHTS

         We regard our technology as proprietary and license our products (hardware and software) generally under written license agreements executed by licensees.

         We have registered several patents and some patent applications are pending.

         Patents : ELVA  holds 2 French  patents  and has 1 patent  application
                   (duration : from the date of registration, 20 years):

          # 97 08939 on 1997, July 15th for a method an system for voice transmission of a binary data sequence from a piezoelectric transducer

     Foreign patent applications pending: PCT/FR 98/01422 (7/03/98)

          # 97 013902 on 1997, November 5th for a method to emit acoustic signals from a smart card, and card to implement this method

     Foreign patent applications pending: PCT/FR98/0235 (11/04/98)

          French patent application # 99 09074 on 1999, July 13th for a<< smart card to emit acoustic signals

         ELVA has the exclusive rights to use 2 French patents (duration : upon the date of expiration of the patents) :

          # 95 15735 on 1995, December 29th for a portab device for access to at least one service provided by a server

     Foreign patent applications pending: European patent #96944092 0 (12/27/96)

          96 01872 on 1996, february 15th for a method for enabling a server to authorize access to a service from portable devices having electronic microcircuits, E.G devices of the smart card type>>

         Foreign patent applications pending:

                  Canada : #2,246,301                (08/12/98)
                  Europe : #97905199 2               (02/13/97)
                  USA : #09/125,222                  (02/13/97)
                  Japan : #529050/97                 (08/13/98)

         The Company also relies on a combination of copyright, trademark and trade secret laws to protect our products. We require employee and third-party non-disclosure and confidentiality agreements as well. Despite these precautions, it may be possible for unauthorized parties to copy certain portions of our products or reverse engineer or obtain and use information that we regard as proprietary.

         Because the software development industry is characterized by rapid technological change, we believe that factors, such as (i) the technological and creative skills of our personnel, (ii) new product developments, (iii) frequent product enhancements, (iv) name recognition, and (v) reliable product maintenance are important to establishing and maintaining a technology leadership position and improve the various legal protections available for our technology.


         RISK FACTORS

         Before making an investment decision, prospective investors in the Company's Common Stock should carefully consider, along with other matters referred to herein, the following risk factors inherent in and affecting the business of the Company.

         1. Dependence on Management: The possible success of the Company is expected to be largely dependent on the continued services of the main managers of the Company, whether they are shareholders or not. Virtually all decisions concerning the customers and users, advertisers, and potential strategic partners to begin to contact, the type of services to promote and direct marketing material to disseminate, and the establishment of a customer profile database by the Company will be made or significantly influenced by the management team. Mr. Colnot, Mr. Misko and Mr. Parienti are expected to devote such time and effort to the business and affairs of the Company as may be necessary to perform his responsibilities as an executive officer of ELVA. The loss of the services of the current managers would adversely affect the conduct of the Company's business and its prospects for the future. ELVA, INC. presently holds no significant key-man life insurance on the life of, and has no employment contract or other agreement with Mr. Colnot, Mr. Misko or Mr. Parienti.

         2. We have a short history of operations.. We have a limited operating history upon which you can base your evaluation of our prospects and the potential value of our common stock. Our operating activities have been focused on the development of the smart card technology and products. Accordingly, we have incurred substantial operating losses. Our prospects and the potential value of our common stock must be considered risky. We face the uncertainties, expenses, delays and difficulties associated with establishing a new business in the rapidly evolving smart card industry, plus the risks of shifting from development to commercialization and marketing of our smart card products and technologies.

         3. Minimal Customer Base. While ELVA intends to engage in the business of providing of VocaliD(R) Smart Card Systems and Services the Company currently has few users and one customer, ATMEL CORPORATION of Colorado Springs, Colorado. Further, the very limited funding currently available to the Company will not permit it to commence business operations in the industry except on a very limited scale. There can be no assurance that the debt and/or equity financing, which is expected to be required by the Company in order for ELVA to continue in business after the expiration of the next twelve (12) months, will be available. The Company has no users or customers presently and there can be no assurance that it will be successful in obtaining such in its initial prospective marketing area encompassing the U.S. ELVA does not expect to have long- term contracts with any customers; thus, management believes that the Company must, in order to survive, ultimately obtain the loyalty of a large volume of customers. The Company could be expected to experience substantial difficulty in attracting the high volume of customers in the prospective target market which would enable ELVA to achieve commercial viability. The Company will be dependent upon Mr. Colnot, who has approximately 10 (ten) years of experience in the industry, Mr. Misko who has approximately 10 (ten) years of experience as an officer for several companies in the computer industry, Mr. Parienti who has approximately 10 (ten) years of experience in marketing and communications in several technological sectors such as telecommunications (See Part I, Item 1. "Description of Business," (b) "Business of Registrant - Business Strategy; and
- Sales and Marketing.")

         4. High Risks and Unforeseen Costs Associated with ELVA's Entry into the VocaliD(R) Smart Card Systems and Services Industry. There can be no assurance that the costs for the establishment of a customer base or for the obtaining of a substantial volume of services directly with consumers by ELVA will not be significantly greater than those estimated by Company management. Therefore, the Company may expend significant unanticipated funds or significant funds may be expended by ELVA without development of a commercially viable business. There can be no assurance that cost overruns will not occur or that such cost overruns will not adversely affect the Company. (See Part I, Item 1. "Description of Business," (b) "Business of Registrant", and "Seasonality.")

         5. Ability to Grow. The Company expects to grow through internal growth. The Company plans to expand its business from its current location and by entry into other markets. There can be no assurance that the Company will be able to create a market presence, or if such market presence is created, to profitably expand its market presence or successfully enter other markets. The ability of the Company to grow will depend on a number of factors, including the availability of working capital to support such growth, existing and emerging competition and the Company's ability to maintain sufficient profit margins in the face of an increasingly competitive industry. The Company must also manage costs in a changing regulatory environment, adapt its infrastructure and systems to accommodate growth and recruit and train qualified personnel.

         6. No Dividends. While payments of dividends on the Common Stock rests with the discretion of the Board of Directors, there can be no assurance that dividends can or will ever be paid. Payment of dividends is contingent upon, among other things, future earnings, if any, and the financial condition of the Company, capital requirements, general business conditions and other factors which cannot now be predicted. It is highly unlikely that cash dividends on the Common Stock will be paid by the Company in the foreseeable future.

         7. No Cumulative Voting. The election of directors and other questions will be decided by a majority vote. Since cumulative voting is not permitted and one-third of the Company's outstanding Common Stock constitute a quorum, investors who purchase shares of the Company's Common Stock may not have the power to elect even a single director and, as a practical matter, the current management will continue to effectively control the Company.

         8. Control by Present Shareholders. The present shareholders of the Company's Common Stock will, by virtue of their percentage share ownership and the lack of cumulative voting, be able to elect the entire Board of Directors, establish the Company's policies and generally direct its affairs. Accordingly, persons investing in the Company's Common Stock will have no significant voice in Company management, and cannot be assured of ever having representation on the Board of Directors. (See Part I, Item 4. "Security Ownership of Certain Beneficial Owners and Managers.")


         9. Potential Anti-Takeover and Other Effects of Issuance of Preferred Stock May Be Detrimental to Common Shareholders. Potential Anti-Takeover and Other Effects of Issuance of Preferred Stock May Be Detrimental to Common Shareholders. The Company is authorized to issue up to 10,000,000 shares of preferred stock. $.0001 par value per share (hereinafter referred to as the "Preferred Stock"); none of which shares has been issued. The issuance of Preferred Stock does not require approval by the shareholders of the Company's

Common Stock. The Board of Directors, in its sole discretion, has the power to issue shares of Preferred Stock in one or more series and to establish the dividend rates and preferences, liquidation preferences, voting rights, redemption and conversion terms and conditions and any other relative rights and preferences with respect to any series of Preferred Stock. Holders of Preferred Stock may have the right to receive dividends, certain preferences in liquidation and conversion and other rights; any of which rights and preferences may operate to the detriment of the shareholders of the Company's Common Stock. Further, the issuance of any shares of Preferred Stock having rights superior to those of the Company's Common Stock may result in a decrease in the value of market price of the Common Stock provided a market exists, and additionally, could be used by the Board of Directors as an anti-takeover measure or device to prevent a change in control of the Company.

         10. No Secondary Trading Exemption. In the event a market develops in the Company's shares, of which there can be no assurance, secondary trading in the Common Stock will not be possible in each state until the shares of Common Stock are qualified for sale under the applicable securities laws of the state or the Company verifies that an exemption, such as listing in certain recognized securities manuals, is available for secondary trading in the state. There can be no assurance that the Company will be successful in registering or qualifying the Common Stock for secondary trading, or availing itself of an exemption for secondary trading in the Common Stock, in any state. If the Company fails to register or qualify, or obtain or verify an exemption for the secondary trading of, the Common Stock in any particular state, the shares of Common Stock could not be offered or sold to, or purchased by, a resident of that state. In the event that a significant number of states refuse to permit secondary trading in the Company's Common Stock, a public market for the Common Stock will fail to develop and the shares could be deprived of any value.

         11. Possible Adverse Effect of Penny Stock Regulations on Liquidity of Common Stock in any Secondary Market. In the event a market develops in the Company's shares, of which there can be no assurance, then if a secondary trading market develops in the shares of Common Stock of the Company, of which there can be no assurance, the Common Stock is expected to come within the meaning of the term "penny stock" under 17 CAR 240.3a51-1 because such shares are issued by a small company; are low-priced (under five dollars); and are not traded on NASDAQ or on a national stock exchange. The Securities and Exchange Commission has established risk disclosure requirements for broker-dealers participating in penny stock transactions as part of a system of disclosure and regulatory oversight for the operation of the penny stock market. Rule 15g-9 under the Securities Exchange Act of 1934, as amended, obligates a broker-dealer to satisfy special sales practice requirements, including a requirement that it make an individualized written suitability determination of the purchaser and receive the purchaser's written consent prior to the transaction. Further, the Securities Enforcement Remedies and Penny Stock Reform Act of 1990 require a broker- dealer, prior to a transaction in a penny stock, to deliver a standardized risk disclosure instrument that provides information about penny stocks and the risks in the penny stock market. Additionally, the customer must be provided by the broker-dealer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and the salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer's account. For so long as the Company's Common Stock is considered penny stock, the penny stock regulations can be expected to have an adverse effect on the liquidity of the Common Stock in the secondary market, if any, which develops.

         12. We have had limited revenues, incurred significant losses and have an accumulated deficit. During the twelve months ended December 31, 1999, and the year ended December 31, 1998, we had total revenues of $448,696 and $297,153, respectively. We have generated limited revenues to date. Substantial increases in our revenues is dependent upon market acceptance of our smart card products and systems. We incurred significant losses in each period of our operating history resulting in an accumulated deficit at December 31, 1999 of $1,156,318. We will continue to have a high level of operating expenses. We will be required to make significant expenditures in further development and marketing of our smart card products and systems. Consequently, we anticipate continuing to incur significant and increasing losses within the next two years, if ever, that we are able to generate sufficient revenues to support our development and marketing activities. We cannot assure you that our smart card products and systems will gain market acceptance, or that we will be able to successfully implement our business strategy, generate meaningful revenues or achieve profitable operations. If we do not achieve or sustain profitable operations, we could be required to reduce significantly or suspend our operations, including research and development activities, seek a merger partner or sell additional securities on terms that are highly dilutive to the purchasers of our common stock pursuant to the offering.

         13. Although we can count on significant revenues from previous development of chips and on design contracts with ours clients for the future development of chips, from which we expect royalties, our VocaliD(R) smart card products and technology are expected to provide most of our sales in the foreseeable future. Our operating results will therefore depend on continued and increased market acceptance of our smart card products and technology, and our ability to modify our products and technology to meet the needs of our customers. Any reduction in demand for, or increasing competition with respect to, these products will have a material adverse effect on our financial condition and results of operations.

         14. We are dependent on our executive officers and key personnel. Our success to date has been largely dependent upon the skills and efforts of the current executive officers and other key employees. We do not have employment agreements between ELVA, INC. and our executive officers and other key employees. The loss of services of any of our executive officers or other key personnel could have an adverse effect on our operations.

         15. There are many uncertainties related to our business plan. The successful implementation of our business plan will be largely dependent upon market acceptance of our smart card technology. This will depend in part on our ability to market or continue to market successfully our smart card systems. This marketing will involve persuading potential customers or clients of the perceived benefits of our products and services, and to develop and commercialize further applications of our smart card technology. Successful marketing of the online smart card technology will depend on, among other things, (i) our ability to enter into marketing and licensing or other arrangements on a timely basis and on favorable terms; (ii) establishing satisfactory arrangements with sales representatives and marketing consultants;
(iii) hiring and retaining skilled management as well as financial, technical, marketing and other personnel; (iv) managing successfully our growth (including monitoring operations, controlling costs and maintaining effective quality, inventory and service controls); and (v) obtaining adequate financing when and as needed.

         We have limited experience in developing new products based on innovative technology. There is limited information available concerning the performance of our technologies or market acceptance of our products. We provide no assurance that we will be successful in implementing our business plan or that unanticipated expenses or problems or technical difficulties will not occur which would result in material implementation delays, or that the Company will have sufficient capacity to satisfy any increased demand for our VocaliD(R) smart card products and technologies resulting from the implementation of our plan of operation.

         16. Need for additional Capital Resources. Our capital requirements have been and will continue to be significant. Our future capital requirements will depend on many factors. These factors include (i) the extent and timing of acceptance of our products, (ii) the progress of our research and development,
(iii) the cost of increasing our sales and marketing activities, (iv) our operating results and, (v) the status of competing products.

         Also, further development of our smart card products to meet the requirements and specifications of a particular customer may require significant investment in research and development. This investment may be much in advance of the actual installation and commencement of revenues from such installation.

         Although our capital requirements cannot be accurately predicted, we may require additional financing within the next few months in order to ensure the setting of our strategy and the Company's growth. If and when needed, we may not be able to obtain additional financing or if available such financing may be on terms not satisfactory or advantageous to ou shareholders, including those purchasing our common stock in the offering. Our inability to obtain needed financing could have a material adverse effect on our financial condition or results of operations. We could be required to reduce significantly or suspend our operations, including research and development activities, seek a merger partner or sell additional securities on terms that are highly dillutive to the purchasers of our common stock pursuant to the offering.

         17. VocaliD(R) sales are lengthy, and fluctuations may occur in results of operations. The purchase of a VocaliD(R) smart card system generally involves a significant commitment of capital with attendant delays frequently associated with large capital expenditures and implementation procedures within an organization. Accordingly, our product sales cycle varies by customer and industry, and may extend for periods of 12 months or more, depending upon, among other things, the time required by the customer to:(i) complete a pilot test of the VocaliD(R) smart card system, (ii) make a determination regarding purchase of the system, (iii) negotiate payment terms, and (iv) complete the installation.

         The sales cycle associated with the purchase of our VocaliD(R) smart card system is typically lengthy and subject to a number of significant risks. These risks include (i) the customers' or clients' budgetary constrains, (ii) internal acceptance reviews, (iii) competition, (iv) hardware and software vendors' inability promptly to provide quality products and services, (v) technological factors, and (vi) market acceptance.

         We have limited or no control of these risks. Because we determine our expenditure levels in advance of each quarter, our ability to reduce costs quickly in response to an unforeseen revenue shortfall is limited. Therefore, operating results would be adversely affected if projected revenues for a given quarter are not achieved. Due to the foregoing and because of the relatively fixed nature of certain of our costs our quarterly operating results are likely to vary significantly in the future, period-to-period comparisons of our results of operations may not necessarily be meaningful, in any event, such comparisons may not be indicative of future performance. It is also likely that in some future quarter our operating results will be below the expectations of public market analysts and investors, which, in turn, could have a severe adverse effect on the price of our common stock.

         18. We obtain the hardware components utilized in conjunction with our smart card technology from manufacturers and suppliers. The chip and the battery aimed at being embedded in VocaliD(R) smart card are currently supplied by two manufacturers. We believe that in the future, these components will be generally available from several suppliers. Also, although a component may be available from more than one supplier, we could incur delays in switching suppliers, which could have a material adverse effect on our sales and results of operations. Accordingly, the inability or unwillingness of a vendor to continue to supply components to us, whether because of labor unrest, natural disaster or the vendor's production constraints or desire to favor other customers, could have a material adverse effect on our results of operations.

         19. The Company may not be able to successfully manage our growth. In the event we experience substantial growth, such growth will challenge our management and operating resources, require the hiring of more technical, sales and marketing, support and administrative personnel, and customer service capabilities, and directly cause the Company to expand management information systems.

         In addition, there can be no assurance that the Company will be able to attract and retain the necessary personnel to accomplish our growth strategies and/or not experience constraints that will adversely affect our ability to satisfy customer demand in a timely fashion and/or to satisfactorily support our customers. If the Company is unable to manage growth effectively, business and results of operations could be materially and adversely affected.

         20. Competition for qualified employees is intense. Our success and growth will continue to depend in large part on our ability to attract and retain talented and qualified employees, including highly skilled management personnel. Competition in the recruiting of highly-qualified personnel is intense. We may experience difficulty in recruiting talented and qualified employees, particularly for further development of out smart card technology. Our inability to recruit additional qualified personnel could have a material adverse effect on our business, financial condition and results of operations. We provide no assurance that we will be able to attract, motivate and retain personnel with the skills and experience needed to successfully manage our business and operations.

         21. Uncertainties exist regarding Y2K preparedness. There has been significant awareness raised regarding the potential disruption to business operations worldwide resulting from the inability of current technology to process the change in the year 1999 to 2000. We have not currently experienced any significant adverse effects or material unbudgeted costs resulting therefrom. Nevertheless, we cannot provide any assurance in this regard, and any such significant costs or effect could materially and adversely affect our operations and financial condition.

         22. Competition within the Smart Card Industry is intense. The smart card industry in the United States is an emerging business characterized by an increasing and substantial number of new market entrants. These market entrants have introduced or are developing an array of new products and services relating to electronic transactions and information processing. Each of these entrants is positioning its products and services as the preferred method of effectuating highly individualized, easy-to-use electronic transaction and information processing.

         This market is therefore characterized by intense competition. More specifically, we compete with numerous well-established companies. These companies include International Business Machines, Inc., ICL, 3GI, CyberMark, Touch Technology International, Inc., Sun MicroSystems, Inc., Technology @ Work, Bull, Card Europe, Gemplus, Innovatron, Philips Electronics, Aladdin Systems, Pathways Group, Inc., MONDEX, MasterCard, Microsoft, Motorola, Schlumberger, Siemens, DigiCash, Leapfrog, Inc., and Visa, which design, manufacture and/or market smart card systems. We believe that our smart card products compete on the basis of enhanced security, flexibility, salability, cost-effectiveness and quality. Although, our smart card systems incorporate new concepts, they may be unsuccessfully marketed even if they are superior to those of our competitors.

         Certain competitors may be developing technologies or products which we are unaware. These products may be functionally similar or superior to our products. Most of our competitors possess substantially greater financial, marketing, personnel and other resources than us. They may also have established reputations relating to the design, development, marketing and service of smart card systems.

         As the market for smart card systems grows, new competitors are likely to emerge. Increased competition is likely to result in price reductions, reduced gross margins and loss of market share, any of which could materially adversely affect our business and results of operations. There can be no assurance that we will be able to compete successfully, competitors will not develop technologies or products that render our systems obsolete or less marketable, or that we will be able to success- fully enhance our products or develop new products when necessary.

         23. Market acceptance to VocaliD(R) Smart Card Technology is not certain. The smart card industry in the United States is an emerging business. The use of smart cards in many other countries is much more progressed. The success of VocaliD(R) smart card industry domestically depends, in a certain part, on the ability of ELVA, to convince governmental authorities, commercial enterprises and other potential system sponsors or users to adopt this smart card system. The VocaliD(R) smart card system would improve and enhance magnetic stripe card system and replace existing or alternative systems such as paper-based systems, and would change the way certain transaction and information processing tasks are accomplished.

         Due to the large capital and infrastructure investment made by debit and credit card issuers and significantly lower costs associated with the use of basic magnetic stripe cards, there is no assurance that our smart card technology will prove to be economically viable for a sufficient number of sponsors and users. In such event, many potential system sponsors or users may be reluctant to convert to VocaliD(R) smart card technology. Accordingly, there can be no assurance that there will be significant market opportunities for VocaliD(R) in the United States or that the acceptance of VocaliD(R) card-based systems in other countries will be sustained. As such, demand for and market acceptance of our smart card systems are subject to a high level of uncertainty.

         Also, because the software products incorporated in our smart card products and systems are complex, our software products may contain errors or failures when installed, updated or enhanced. There can be no assurance that, despite testing, errors will not be found in our products after the delivery, resulting in loss of or delay in market acceptance.

         24. The Company has limited VocaliD(R) marketing experience. We may rely on unrelated third parties to assist in marketing our smart card technology and applications. However, we anticipate that companies with smart card marketing experience are very limited. Following the offering, we will have limited financial, personnel and other resources to undertake extensive worldwide marketing activities. Potential system sponsors or users of our smart card systems must be persuaded that the costs of adopting and implementing smart card systems are justified by the benefits to be derived therefrom. Achieving market acceptance of our products and systems will require significant efforts and expenditures to create awareness, demand and interest by potential system sponsors and users, and others regarding the perceived benefits of our smart card technologies. There is no assurance that we will be able to meet our current objectives, succeed in positioning our cards and systems as a preferred method of delivering electronic transaction and information processing, or achieve significant market acceptance of our products.

         25. VocaliD(R) Smart Card Technology is subject to swift change and obsolescence. The computer application software market is subject to rapid technological change, frequent new product introductions, and evolving technologies and industry standards that may render existing products and services obsolete. We can not provide any assurance that our products and systems will not suffer such obsolescence. Furthermore, our research and development efforts are subject to all of the risks inherent in the development of new products and technology, including unanticipated delays, expenses and difficulties. There is no assurance that our products and systems will satisfactorily perform the functions for which they are designed, that our products and systems will meet applicable price or performance objectives, or that unanticipated technical or that other problems will not occur which would result in increased costs or material delays in development.

         Because of the rapid pace of technological change in the application software industry, any developed market position in the smart card industry or other markets that we may enter could be eroded rapidly by product advancements. Our software applications rely primarily on internally developed software tools and applications. If alternative software development tools and applications were to be redesigned and generally accepted in the marketplace, we could be at a competitive disadvantage relative to companies employing such alternative developmental tools and applications. Our VocaliD(R) smart card products and systems must keep pace with technological developments, conform to evolving technologies and standards, and address increasingly sophisticated client needs.

         Such developments may require substantial additional capital investments by us in product development and testing. We can not provide any assurance that we will have sufficient resources to make the necessary research and development investments. Also, there can be no assurance that we will not experience difficulties that could delay or prevent the successful development, introduction and marketing of new products, the new products and product enhancements will meet the requirements of the marketplace and achieve market acceptance, or that our current or future products will conform to industry requirements.

         26. Intellectual Property Right Infringement. Our success in the smart card industry is largely dependent upon our smart card technology. Our products and systems are licensed to customers and sponsors. These license agreements contain provisions protecting against the unauthorized use, copying and transfer of the licensed program. We also rely on a combination of patents, know how, trade secret, copyright and trademark laws, and non-disclosure agreements to protect our proprietary rights in our products and technology. There is no assurance that such measures are sufficient to protect our proprietary technology. There is also no assurance that our competitors will not independently develop technologies that are substantially equivalent or superior to our technologies.

         We believe that our services and products do not infringe on the intellectual property rights of others and are not aware of any asserted claims. However, there is no assurance that a person will not assert a claim against us for violating such person's technology property rights. It is also possible that any such assertion may require us to enter into royalty arrangements, resulting in possible extensive and costly litigation, or possibly even prohibit us from marketing our products. Furthermore, the intellectual property issues relating to our products in general have not been addressed by judicial authorities in many instances. Such adverse actions or decisions made by such authorities could create uncertainty, and our business, financial condition and results of operations could be materially and adversely affected.

         Item 2. Description of Property:

         The United States corporate headquarters of ELVA are located at 222 Lakeview Avenue, Suite 415, West Palm Beach, Florida 33401. This facility is available to the Company, for the sole purpose of satisfying state of Florida corporation requirements. In United States, ELVA is also located at 4540 Campus Drive Suite 108, Newport Beach, California 92660, and its telephone number is 949-863- 0670. Its offices outside the United States are located at 74,av Edouard Vaillant, 92100 Boulogne, France, and its telephone number is 33-(0)1-41-31-66-77. The Company also has an office at 89 Neil Road, 0888849 Singapore, and its telephone number is (65) 326-07-88


         Item 3. Legal Proceedings.

         From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. The Company is not currently a party to any legal proceedings.

         Item 4. Submission of Matters to a Vote of Security Holders.

              No matter was submitted during the fourth quarter of the fiscal year ended December 31, 1999, covered by this report to a vote of the Company's shareholders, through the solicitation of proxies or otherwise.


         PART II

         Item 5. Market Price of and Dividends on the Registrant's Common Equity and Other Shareholder Matters.

Market Information
2000                               HIGH           LOW
-------                            ---            ---

March 31, 2000                     4 1/8          4 1/8


1999                               HIGH           LOW
-------                            ----           ---

December 31, 1999                  4 1/8          3 7/8
September 30, 1999                 N/A            N/A
June 30, 1999                      N/A            N/A
March 31, 1999                     N/A            N/A


1998                               HIGH           LOW
------                             ----           ----

December 31, 1998                  N/A            N/A
September 30, 1998                 N/A            N/A
June 30, 1998                      N/A            N/A
March 31, 1998                     N/A            N/A


1997                               HIGH           LOW
-----                              ----           ----

December 31, 1997                  N/A            N/A
Inception to September 30, 1997    N/A            N/A

Shareholders

     The approximate number of holders of record of common equity is 45 as of December 31, 1999.

Dividends

     The Company has never declared or paid any cash dividends on its common stock and does not intend to declare any dividends in the foreseeable future.


         Item 6. Management's Discussion and Analysis or Plan of Operation.

               Management's Discussion and Analysis or Plan of Operation

         12 Month Plan of Operations

     The Company's plan of operations for the next twelve (12) months is for it to further refine its marketing and sales strategy (See Part I, Item 1) and to develop a web site for its primary VocaliD(R) Smart Card System product. An average initial funding of $ 400,000 has been committed for such work. The Company plans to continually refine its strategy for capitalizing on recent trends within the Smart Card industry and to exploit such trends to its advantage. The Company plans to develop new and varied VocaliD(R) Smart Card systems, concepts and ventures in addition to its current VocaliD(R) Smart Card development plans.

     The Company plans believes it can capitalize on the general Internet trend of increasing consumer usage and increasing levels of e-commerce transactions through providing the market the Company's VocaliD(R) Smart Card, which the Company believes will increase levels of person-to- person communication and which may directly increase levels of advertising and Web site linkage revenues. The Company believes that it is well positioned to profit from such opportunities.

     The Company's business strategy is to develop its VocaliD(R) Smart Card system to provide consumers with versatile high quality, easy to use, personal and secure communications. The Company believes the ease of use and versatility of its online Smart Card system will differentiate itself among the array of off line smart card options. The Company believes that this differentiation strategy will allow it to carve out a profitable market niche. In addition to the primary revenue stream derived from fees earned through the usage of the Company's VocaliD(R) Smart Card, the Company believes that its market niche will allow it to successfully gain consumer "hits" to its VocaliD(R) Smart Card system Web site; such "hits" are the major factor in determining advertising revenue over the Internet (through banner ad sales) and will allow the Company to realize an additional revenue stream through charging advertising fees for banner ad placements. Therefore, while the Company plans to generate its primary revenue by charging fees for the use of its VocaliD(R) Smart Card system, it may also generate significant revenue by attracting interest ("hits") to its VocaliD(R) Smart Card Web site.

     The Company plans to seek out strategic alliances, joint venture partners, and business partners with other high-technology firms in which shared resources of such could provide enhanced shareholder value. The Company plans to continually scan the environment for such partnering opportunities. Particular attention will be paid to the possibilities of developing international corporate strategic alliances, partnering with successful U.S. technology start-ups, and finding merger and acquisition candidates or counter-parties with firms operating in the U.S. and/or abroad.

         Results of Operations - Fiscal Years: 1998 & 1999

         Financial Condition, Capital Resources and Liquidity

         At December 31, 1999, the Company had assets on a consolidated audited basis totaling $635,964 and liabilities of $ 1,015,256. Since the Company's inception, it has received $ 50,000 in cash contributed as consideration for the issuance of shares of Common Stock and ELVA, SA has received $442,000 in cash as consideration for the issuance of shares of Common Stock.

         The Company's revenues of approximately $297,153 and $448,696 for the years ended December 31, 1998 and 1999 are from one source, ATMEL CORPORATION. The Company substantially completed its research and development during fiscal 1997, with a minimum amount of refinement of research and development in early fiscal 1998. In 1999, the employees changed to marketing its completed product and General and Administrative expenses increased due to the shift in focus by the Company from research and development to marketing its product to potential new customers.

         The Company experienced a net loss of $231,045 and $723,712 for the years ended December 31, 1998 and 1999, respectively. The increase of approximately $498,000 in General and Administrative accounted for the increase in the Company's loss. This occurred due to the Company's transition from research and development to marketing.

         The   Company's   principal   source  of  liquidity  has  consisted  of
conditional government subsidies and the sale of common stock for cash.

         The Company's working capital is presently minimal and there can be no assurance that the Company's financial condition will improve. The Company is expected to continue to have minimal working capital or a working capital deficit as a result of current liabilities. In April 1997, the Company issued 9,000,000 founders shares of the Company's Common Stock to its sole executive officer and director for the fair value of services rendered on behalf of the Company. These 9,000,000 founders shares were returned to the Company upon the resignation of its sole executive officer and director and were subsequently reissued to his successor. During October and November 1997, the Company issued and sold an aggregate of 1,756, 376 shares of Common Stock to Florida, Georgia and European residents for cash consideration totaling $17,574. No underwriter was employed in connection with the offering and sale of the shares. The Company claimed the exemption from registration in connection with each of the offerings provided under Section 3(b) of the Act and Rule 504 of Regulation D promulgated thereunder. In June, 1998, the Company issued and sold an aggregate of 9,000,000 shares of Common Stock to one individual for cash consideration totaling $32,000. No underwriter was employed in connection with the offering and sale of the shares. The Company claimed the exemption from registration in connection with each of the offerings provided under Section 3(b) of the Act and Rule 504 of Regulation D promulgated thereunder. In September, 1998, the Company issued and sold an aggregate of 2,700,000 shares of Common Stock to European residents for cash consideration totaling $54,000. No underwriter was employed in connection with the offering and sale of the shares. The Company claimed the exemption from registration in connection with each of the offerings provided under Section 3(b) of the Act and Rule 504 of Regulation D promulgated thereunder. In conjunction with the Company's acquisition of ELVA, SA, a French corporation, it issued 3,440,000 shares to a third party in settlement of a

$204,550 loan the third party had made to ELVA, SA. Even though management believes, without assurance, that it will obtain sufficient capital with which to implement its business plan on a limited scale, the Company is not expected to continue in operation without an infusion of capital. In order to obtain additional equity financing, management may be required to dilute the interest of existing shareholders or forego a substantial interest of its future revenues, if any. (See Part I, Item 1. "Description of Business"; See Part I,
Item 4. "Security Ownership of Certain Beneficial Owners and Managers" and Part I, Item 7. "Certain Relationships and Related Transactions.")

         Net Losses

          For the  twelve  months (12) ended  December 31, 1999  and  1998,  the
Company   reported  a  net  loss  from   operations  of  $723,712  and  $231,045
respectively.(See: PART F/S - Statement of Loss - F-4.)

         The ability of the Company to continue as a going concern is dependent upon its ability to obtain clients who will utilize the Company's VocaliD(R) product and whether the Company can attract an adequate number of clients. The Company believes that in order to be able to expand its initial operations in terms of sales and marketing, it must rent new offices in USA and abroad, hire staff and acquire through purchase or lease computer and office equipment to maintain accurate financial accounting and client data. Further, the Company believes that the type of equipment necessary for the operation is readily accessible at competitive rates. The Company is already registered with the Secretary of State of California to do business and is anticipating the penetration of the North American market from its California office.

         To implement such plan, also during this initial phase, the Company intends to initiate a self- directed private placement under Rule 506 in order to raise the funds required by its development among which the financial means related to new staff, equipment and offices. Those needs are currently estimated by the management staff. The Company expects to accomplish its fund raising objective before June 1, 2000. No underwriters have been contacted and no known investors have been contacted with respect to such fund raising. In the event such placement is successful, the Company believes that it will have sufficient operating capital to meet the initial expansion goals and operating costs for a period of one (1) year.

         Employees

         Next year, ELVA intends to hire new persons in North America, Asia and Europe in order to widen its marketing worldwide and to ensure the evolution of the technology.

         At December 31, 1999, at ELVA had a total of 13 employees, of which 4 were employed in sales and marketing, 6 were employed in product development, 1 was employed in professional services and customer support, one was employed in internal operations support, and 2 was employed in administration and finance. Our future performance depends in significant part upon the continued service of our key technical and management personnel, and our continuing ability to attract and retain highly qualified and motivated personnel in all areas of our operations. Competition for such personnel is intense. We provide no assurance that we can retain key managerial and technical employees or that we can attract, assimilate or retain other highly qualified personnel in the future. Our employees are not represented by a labor union. We have not experienced any work stoppages and consider our employee relations to be good.

         The Company will attempt to maintain diversity within its customer and advertising base in order to decrease its exposure to downturns or volatility in any particular market segment. As part of this selection strategy, the Company intends to offer its services to those consumers and strategic partners which have a reputation for reputable dealings and, eliminating customers and advertisers that it believes present a higher credit risk. Where feasible, the Company will evaluate beforehand each customer, supplier, partner, strategic partner, and advertiser for their creditworthiness.

         Research and Development Plans

         For the next twelve months there is a plan for funding extensive research and development efforts if, in fact, the Company is successful with its planned 506 Private Offering. The Company's goal is to enhance the technology features in terms of personalization and security. The Company's planned research and development is also expected to evaluate the migration of the technology to other platforms and utilizations. For that purpose, the chip capabilities and the software environment will both be enlarged and improved in order to supply a more efficient access to the technology for each end user and for any application. Other investments related to the manufacturing process are scheduled, too. Therefore, the Company foresees significant changes in the number of employees.


         Impact of the Year 2000 Issue

         The Year 2000 Issue is the result of potential problems with computer systems or any equipment with computer chips that use dates where the date has been stored as just two digits (e.g. 98 for 1998). On January 1, 2000, any clock or date recording mechanism including date sensitive software which uses only two digits to represent the year, may recognize the date using 00 as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruption of operations, including among other things, a temporary inability to process transactions, send invoices, or engage in similar activities.

         The Company determined that the Year 2000 impact is not material to the Company and that it will not impact its business, operations or financial condition since all of the internal software utilized by the Company has the capability of being upgraded to support Year 2000 versions. The Company did not experience any material impact to its business, operations or financial condition as a result of the change over to the year 2000. The Company also did not experience any material impact to its business as a result of experiences of other companies on which the Company's systems may rely.

         The Company believes that it has disclosed all required information relative to Year 2000 issues relating to its business and operations. However, there can be no assurance that the systems of other companies on which the Company's systems rely also will be timely converted or that any such failure to convert by another company would not have an adverse affect on the Company's systems.

         Forward-Looking Statements

         This Form 10-KSB includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements, other than statements of historical facts, included or incorporated by reference in this Form 10-KSB which address activities, events or developments which the Company expects or anticipates will or may occur in the future, including such things as future capital expenditures (including the amount and nature thereof), demand for the Company's products and services, expansion and growth of the Company's business and operations, and other such matters are forward-looking statements. These statements are based on certain assumptions and analyses made by the Company in light of its experience and its perception of historical trends, current conditions and expected future developments as well as other factors it believes are appropriate in the circumstances. However, whether actual results or developments will conform with the Company's expectations and predictions is subject to a number of risks and uncertainties, general economic market and business conditions; the business opportunities (or lack thereof) that may be presented to and pursued by the Company; changes in laws or regulation; and other factors, most of which are beyond the control of the Company. Consequently, all of the forward-looking statements made in this Form 10-KSB are qualified by these cautionary statements and there can be no assurance that the actual results or developments anticipated by the Company will be realized or, even if substantially realized, that they will have the expected consequence to or effects on the Company or its business or operations. The Company assumes no obligations to update any such forward-looking statements.


         Item 7. Financial Statements.

              The Financial Statements of ELVA, Inc., and Notes to Financial Statements together with the Independent Auditor's Report of Durland and Company, CPA's, P.A., required by this Item 7 commence on page F-1 hereof and are incorporated herein by this reference. The Financial Statements filed as part of this Annual Report on Form 10-KSB are listed in the Index to Financial Statements below:




                          INDEX TO FINANCIAL STATEMENTS


Independent Auditor's Report. . . . . . . . . . . . . . . . . . . . . . . .. F-2

Consolidated Balance Sheets..................................................F-3

Consolidated Statements of Operations and Comprehensive Income (Loss)........F-4

Consolidated Statements of Stockholders' Equity (Deficiency).................F-5

Consolidated Statements of Cash Flows........................................F-6

Notes to Consolidated Financial Statements...................................F-7

                          INDEPENDENT AUDITORS' REPORT



The Board of Directors and Stockholders
Elva, Inc.
West Palm Beach, Florida

         We have audited the accompanying consolidated balance sheets of Elva, Inc., (the "Company") as of December 31, 1999 and 1998 and the related consolidated statements of operations and comprehensive income (loss), stockholders' equity (deficiency) and cash flows for the years ended December 31, 1999 and 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

         We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 1999 and 1998 and the results of their operations and their cash flows for the years ended December 31, 1999 and 1998, in conformity with generally accepted accounting principles.

         The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 4 to the consolidated financial statements, the Company has experienced net losses since inception. The Company's financial position and operating results raise substantial doubt about its ability to continue as a going concern. Management's plans with regard to these matters are also described in Note 4. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.



/s/ Durland & Company
Durland & Company, CPAs, P.A.

Palm Beach, Florida
March 13, 2000

                                                         Elva, Inc.
                                                 Consolidated Balance Sheets
                                                        December 31,


                                                             1999          1998
                                                       ------------- -------------
                           ASSETS
CURRENT ASSETS
  Cash and equivalents                                 $      97,476 $     293,604
  Accounts receivable                                         55,958        60,398
  VAT tax receivable                                          42,251       133,087
                                                       ------------- -------------
          Total current assets                               195,685       487,089
                                                       ------------- -------------

PROPERTY AND EQUIPMENT
  Computers and equipment                                     72,036        26,168

        Less accumulated depreciation                        (28,843)      (15,736)
                                                       ------------- -------------

          Net property and equipment                          43,193        10,432
                                                       ------------- -------------

OTHER ASSETS
  Deposits and other assets                                   16,134        10,976
  Income tax credit receivable                               111,791             0
  Patent                                                     313,092       349,099

        Less accumulated amortization                        (43,931)      (33,065)
                                                       ------------- -------------

          Net other assets                                   397,086       327,010
                                                       ------------- -------------
Total Assets                                           $     635,964 $     824,531
                                                       ============= =============

     LIABILITIES AND STOCKHOLDERS' EQUITY ( DEFICIENCY)
CURRENT LIABILITIES
   Accounts payable                                    $      46,006 $      40,370
   Accrued Expenses
       Trade                                                  34,919        72,090
       Payroll taxes                                         126,644        36,497
   Current portion of long-term debt                           2,450         3,557
   Advances from shareholder                                       0        11,563
   Conditional government subsidy                             95,365       100,246
                                                       ------------- -------------

          Total current liabilities                          305,384       264,323
                                                       ------------- -------------

LONG-TERM DEBT
   Conditional government subsidy                            190,729       200,246
   Other long-term debt                                        9,802        14,230
   Long-term debt - related party                            509,341             0
                                                       ------------- -------------

          Total long-term debt                               709,872       214,476
                                                       ------------- -------------
Total Liabilities                                          1,015,256       478,799
                                                       ------------- -------------
Minority interest in consolidated subsidiary                       0           136
                                                       ------------- -------------

STOCKHOLDERS' EQUITY (DEFICIENCY)
Preferred stock, $0.0001 par value, authorized
 10,000,000 shares; none issued and outstanding                    0             0
Common stock, $0.0001 par value, authorized
 50,000,000 shares; 21,500,000 issued and
      outstanding shares                                       2,150         2,150
  Additional paid-in capital                                 828,401       828,401
  Accumulated comprehensive income(loss)                     (53,525)      (52,349)
  Deficit                                                 (1,156,318)     (432,606)
                                                       ------------- -------------

          Total stockholders' equity (deficiency)           (379,292)      345,596
                                                       ------------- -------------
Total Liabilities and Stockholders' Equity (Deficiency)$     635,964 $     824,531
                                                       ============= =============


    The accompanying notes are an integral part of the financial statements

                                   Elva, Inc.
      Consolidated Statements of Operations and Comprehensive Income (Loss)
                             Year Ended December 31,


                                                                 1999              1998
                                                          ---------------    ---------------
REVENUES                                                  $       448,696    $       297,153
                                                          ---------------    ---------------

OPERATING EXPENSES
    Salaries                                                      536,834            206,541
    Advertising                                                    63,228             32,723
    Royalty expense - related parties                              24,363                  0
    Depreciation and amortization                                  33,564             22,499
    General and administrative                                    732,901
                                                                                     234,873
    Research and development                                            0             33,819
                                                          ---------------    ---------------

          Total operating expenses                              1,390,890            530,455
                                                          ---------------    ---------------

 Operating Loss                                                  (942,194)          (233,302)
                                                          ---------------    ---------------

OTHER INCOME (EXPENSE):
    Other income                                                        0              6,587
    Interest income                                                   459              1,643
    Interest expense                                              (14,586)              (233)
    Foreign currency transaction gain (loss)                       11,534             (5,604)
                                                          ---------------    ---------------

          Total other income (expense)                             (2,593)             2,393
                                                          ---------------    ---------------

Net loss before tax credit and minority interest                 (944,787)          (230,909)


    Foreign income tax credit                                     220,939                  0
    Minority interest in consolidated subsidiary                      136               (136)
income (loss)
                                                          ---------------    ---------------

Net loss                                                         (723,712)          (231,045)

Other comprehensive income (loss):
    Foreign currency translation gain (loss)                       (1,039)            (2,521)
                                                          ---------------    ---------------
Comprehensive loss                                        $      (724,751)   $      (233,566)
                                                          ===============    ===============
Net loss per common share                                 $         (0.03)   $         (0.01)
                                                          ===============    ===============

Weighted average number of common shares outstanding           21,500,000         21,500,000
                                                          ===============    ===============




     The accompanying notes are an integral part of the financial statements

                                   Elva, Inc.
          Consolidated Statements of Stockholders' Equity (Deficiency)


                                                                                     Accumulated                    Total
                                               Number       Common     Additional   Comprehensive                   Stockholders'
                                                 of          Stock      Paid-in         Income                      Equity
                                               Shares                   Capital         (Loss)          Deficit     (Deficiency)
                                            ------------  ----------- ------------ ---------------- --------------- -------------
BEGINNING BALANCE,
December 31, 1997                                 26,336  $   511,317 $     49,236 $        (49,828)$      (201,561)$     309,164

Year ended December 31, 1998:

   12/98 - Reverse merger                     18,033,664     (509,511)     574,959                0               0       (65,448)
   12/98 - Stock issued to settle debt         3,440,000          344      204,206                0               0       204,550
   Other comprehensive income (loss)                   0            0            0           (2,521)              0        (2,521)
   Net loss                                            0            0            0                0        (231,045)     (231,045)
                                            ------------  ----------- ------------ ---------------- --------------- -------------

BALANCE, December 31, 1998                    21,500,000        2,150      828,401          (52,349)       (432,606)      345,596

Year ended December 31, 1999:

   Other comprehensive income (loss)                   0            0            0           (1,175)              0        (1,175)
   Net loss                                            0            0            0                0        (723,712)     (723,712)
                                            ------------  ----------- ------------ ---------------- --------------- -------------

BALANCE, December 31, 1999                    21,500,000  $2,150      $828,401     $(53,524)        $(1,156,318)    $    (379,291)
                                            ============  =========== ============ ================ =============== =============









     The accompanying notes are an integral part of the financial statements

                                   Elva, Inc.
                      Consolidated Statements of Cash Flows
                             Year Ended December 31,


                                                                                     1999                  1998
                                                                                  --------------    --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                          $     (723,712)   $     (231,045)
Adjustments to reconcile net loss to net cash used by operating activities:
     Minority interest in consolidated subsidiary income                                    (136)              136
     Depreciation                                                                         13,107             5,332
     Amortization                                                                         10,866            17,166
Changes in operating assets and liabilities:
     (Increase) decrease in accounts receivable                                            4,440           (22,288)
     (Increase) decrease in VAT receivable                                                90,836          (125,671)
     (Increase) decrease in deposits and other assets                                     (5,158)           (4,030)
     (Increase) decrease in income tax credit receivable                                (111,791)                0
     Increase (decrease) in accounts payable                                               5,636            38,802
     Increase (decrease) accrued expense - trade                                         (37,171)           55,140
     Increase (decrease) payroll taxes                                                    90,147            14,981
     (Increase) decrease foreign currency translation gain (loss)                         (6,057)            8,059
                                                                                  --------------    --------------

Net cash  provided (used) by operating activities                                       (668,993)         (243,418)
                                                                                  --------------    --------------

CASH FLOW FROM INVESTING ACTIVITIES:
     (Purchase) maturity investments                                                           0            90,724
     Purchase of property and equipment                                                  (45,868)          (11,850)
     (Increase expenditure) decrease application patent                                   36,007           (55,988)
                                                                                  --------------    --------------

Net cash provided (used) by investing activities                                          (9,861)           22,886
                                                                                  --------------    --------------

CASH FLOW FROM FINANCING ACTIVITIES:
     Shareholder advances                                                                      0            11,443
     Shareholder advance repayments                                                      (11,563)                0
     Receipt of conditional government subsidy                                            (9,517)          170,682
     Proceeds of  long term debt - related party                                         509,341             1,087
     Debt payments                                                                        (5,535)                0
     Issuance of common stock for cash                                                         0           272,650
                                                                                  --------------    --------------

Net cash provided by financing activities                                                482,726           455,862
                                                                                  --------------    --------------

Net increase (decrease) in cash and equivalents                                         (196,128)          235,330

CASH and equivalents, beginning of period                                                293,604            58,274
                                                                                  --------------    --------------

CASH and equivalents, end of period                                               $       97,476    $      293,604
                                                                                  ==============    ==============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Non-Cash Financing Activities:
  Common stock issued to settle long-term debt                                    $            0    $      204,550
                                                                                  ==============    ==============





     The accompanying notes are an integral part of the financial statements

                                   Elva, Inc.
                   Notes to Consolidated Financial Statements


(1) Summary of Significant Accounting Principles
      TheCompany  Elva,   Inc.,  (the   "Company"),   is  a  Florida   chartered
         corporation which conducts business from its offices in West Palm Beach, Florida, Los Angeles, California, Paris, France and Singapore. The Company was incorporated on August 15, 1997 as Computer Research Technologies, Inc., and changed its name to Elva, Inc. on January 25, 1999. Prior to the acquisition of ELVA, SA, the Company was principally seeking financing to allow it to begin its planned operations. The Company is principally involved in the smart card technology industry through its French subsidiary, ELVA, SA. The following summarize the more significant accounting and reporting policies and practices of the
         Company:

         a) Use of estimates In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the statements of financial condition, and revenues and expenses for the year then ended. Actual results may differ significantly from those estimates.

         b) Significant acquisition In December 1998, Elva, Inc. issued 14,160,000 shares of common stock to acquire substantially all the issued and outstanding shares of the common stock of ELVA, SA, a French corporation, in a reverse merger, which was accounted for as a reorganization of ELVA, SA. There remains a four-tenths of one percent minority interest in ELVA, SA, which is owned by two of the major stockholders of Elva, Inc. as a result of this acquisition. This minority interest is required under French corporate law.

         c) Principles of consolidation   The  consolidated financial statements
         include the accounts of Elva, Inc., and its wholly owned subsidiary. Inter-company balances and transactions have been eliminated.

         d) Net loss per common share Basic net loss per weighted average common share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period.

         e) Property and equipment All property and equipment are recorded at cost and depreciated over their estimated useful lives, using the straight-line method. Upon sale or retirement, the costs and related accumulated depreciation are eliminated from their respective accounts, and the resulting gain or loss is included in the results of operations. Repairs and maintenance charges which do not increase the useful lives of the assets are charged to operations as incurred. Depreciation expense was $13,107 and $5,332 for the years ended December 31, 1999 and 1998, respectively.

         f) Cash and equivalents The company considers investments with an initial maturity of three months or less as cash equivalents.

         g) Patents The Company acquired two French patents, Nos. 95-15735 and 96-01872, from the founders of ELVA, SA. The Company is amortizing the cost of these patents over the remaining life of the patents. Patents in France have a 20 year life. Amortization expense was $10,866 and $17,166 for the years ended December 31, 1999 and 1998, respectively.

         h) Revenue recognition The Company's sole source of revenue has been from licensing its patented technology. The Company records revenue when earned under its licensing agreement. The Company intends to license its technology to others as well, rather than to manufacture the VOCALID cards for sale. The Company believes that it would be prohibitively expensive for it to establish its own manufacturing facilities and to do so would distract it from its efforts at getting its technology accepted as the world standard.

                                   Elva, Inc.
                   Notes to Consolidated Financial Statements

(1) Summary of Significant Accounting Principles, continued
         i) Foreign currency transaction and translation gains(losses) The principal operating entity of the Company is its subsidiary, ELVA, SA, which is located in France. The functional currency of ELVA, SA is the French Franc, (FF). ELVA, SA has only one customer which is located in the US. ELVA, SA bills this customer in FF and is paid in US Dollars,
         (USD). ELVA, SA records a transaction gain or loss at the time of receipt of payment consisting of the difference between the amount of FF billed and the amount of FF the USD payment is converted into. On a consolidated basis the Company's reporting currency is the US Dollar.

         j) Research & development Research & development expenses are expensed in the period incurred.

         k) Software development costs The software developed by the Company is used exclusively by licensors of the Company's technology. As such, the Company is not selling the software. Costs incurred in developing the software have been expensed in the period in which incurred.

         l) VAT tax receivable In France, as in many other countries, the government charges a Value Added Tax, (VAT), that is similar in nature to sales tax in the US. There are three major differences. First is that VAT is charged at each point of sale. Second is that there are no exemptions from the collection of VAT. Finally, each company files a VAT return with the government monthly reflecting the gross VAT collected and VAT paid. If the VAT paid is greater than the amount collected, the Company receives a refund from the government approximately five months later.

(2) Stockholders' Equity The Company has authorized 50,000,000 shares of $0.0001 par value common stock and 10,000,000 shares of $0.0001 par value preferred stock. Rights and privileges of the preferred stock are to be determined by the Board of Directors prior to issuance. The Company has 21,500,000, shares of common stock issued and outstanding at December 31, 1998 and September 30, 1999.

         In September 1997, the Company issued 9,000,000 shares to its founder for services rendered to the Company valued at $9,000. In April 1998, the Company completed a Regulation D Rule 504 Placement for 1,757,376 shares in exchange for $17,574 cash. In April 1998, a majority shareholder donated 9,000,000 shares of common stock to the Company. In June 1998, 9,000,000 shares were issued for $32,500 in cash. During the third quarter of 1998, the Company issued 2,700,000 shares of common stock for $54,000 in cash. In December 1998, 9,557,376 shares were donated to the Company. In December 1998, the Company issued 14,160,000 shares for 26,326 of the 26,336 shares issued and outstanding of ELVA, SA, a French corporation. Additionally, in conjunction with this acquisition, the Company issued 3,440,000 shares to a third party in settlement of a $204,550 loan the third party had made to ELVA, SA. As the common stock of the Company was not listed at the date of acquisition, the fair value of the stock issued to settle this debt was not determinable and the Company elected to use the loan amount outstanding to value this transaction.

(3) Income Taxes Deferred income taxes (benefits) are provided for certain income and expenses which are recognized in different periods for tax and financial reporting purposes. The Company had net operating loss carry-forwards for income tax purposes of approximately $1,156,000, which expire $68,000 on December 31, 2011, $132,000 on December 31, 2117, $232,000 on December 31, 2118 and $724,000 on December 31, 2119.

         The amount recorded as a deferred tax asset, cumulative as of December 31, 1999 and 1999, is approximately $462,000 and $173,000, respectively, which represents the amount of tax benefits of the loss carry-forwards. The Company has established a valuation allowance for this deferred tax asset of $462,000 and $173,000, as the Company has no history of profitable operations.

                                   Elva, Inc.
                   Notes to Consolidated Financial Statements


(3) Income Taxes, continued The significant components net deferred tax asset as of December 31, 1999, are:


Net operating losses          $          462,000
Valuation allowance                     (462,000)
                              ------------------
Net deferred tax asset        $                0
                              ==================

         The Company's subsidiary, ELVA, SA, applied for research and development income tax credits with the French government for the years ended December 31, 1999, 1998 and 1997. The credits are applied for on the Company's annual income tax return in mid-1998, 1999 and 2000. The amounts applied for were approximately $94,800, $15,300 and $94,400 for 1999, 1998 and 1997, respectively. In the 4th quarter of 1999, ELVA, SA was notified by the French government of the approval of the application for 1997, and that payment by the government would occur in late 2000. The Company assigned this receivable to its bank in exchange for cash in the amount of approximately $94,400. It is now expected that the government will approve the 1998 and 1999 credits. They are expected to be paid $15,300 in 2001 and $94,800 in 2002. These credits reduce the income tax benefit of its net operating loss carry-forwards for the French subsidiary on a one for one basis.

(4) Going Concern As shown in the accompanying consolidated financial statements, the Company incurred net losses totaling $724,000 and $231,000 for the years ended December 31, 1999 and 1998, and reflects a stockholders' deficiency of approximately $379,000 as of December 31, 1999. These conditions raise substantial doubt as to the ability of the Company to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon increasing sales and obtaining additional capital and financing. The Company has retained a registered broker/dealer to raise additional funds for the Company in an amount up to $5,000,000. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

(5) Related Party Transactions
         (a) Patents The Company acquired two French patents, Nos. 95-15735 and 96-01872, from the founders of ELVA, SA for 21,069 shares of common stock of ELVA, SA valued at $320,700, based on their historical cost, and approximately $3,333 per month, for the life of the patents as royalty payments, beginning in March 1997. These ELVA, SA shares were part of the original issue shares of ELVA, SA, and accordingly had no fair market value at that time. After approximately 8 months, the principals realized that the Company did not have the cash flow to continue to make the payments to them and continue to develop the marketing efforts and suspended the payments. In February 1999, the Company and the founders entered into a new agreement which called for total additional payment of approximately $116,700, with an initial payment of approximately $25,000, and quarterly payments of approximately $11,500, beginning on February 1, 2000. This new agreement also encompassed the international patent application filed with the World Organization of Intellectual Property, principally for the US, Canada, Europe and Japan. It also encompasses the trademark "VOCALID," No. 96-605347, registered at INPI in January 11, 1996.

         (b) Long-term debt In 1998, ELVA, SA received approximately $204,500 from a third party as a loan. In December 1998, as part of the reverse merger, Elva, Inc. issued 3,440,000 shares of common stock in settlement of this debt. In March, May and September 1999, ELVA received additional traunches of this loan from the now related party, in the total amount of approximately $500,000. This loan is payable in full on January 1, 2002. The Company can, at its option, prepay all or part of this amount without penalty. The loan agreement does not carry a stated interest rate, although it references accrued interest. The Company is accruing interest at a rate of 10%, until it can get documentation from the lender as to the correct rate. The

                                   Elva, Inc.
                   Notes to Consolidated Financial Statements


(5) Related Party Transactions (Continued)
         b) Long-term debt (continued) Company also received a $16,000 conditional loan from an unrelated company, under which the Company would not be liable for repayment if the Company hired at least one former technical employee of the other company. The Company has not done so and is repaying this loan at a rate of $3,000 per year. The repayment schedule is per the original agreement.

(6) Commitments The Company is committed under two operating leases, one for its office space and the other for an automobile. Under the automobile lease the Company is obligated to pay approximately $4,000 in 2000. The Company is obligated under the lease for its office space for payments of $33,000 and $16,600 in 2000 and 2001, respectively. The Company can, at its option, elect to extend this lease for up to two additional three-year periods. The Company leases its office space in Los Angeles and Singapore on a month-to-month basis. The Company's rent expense was approximately $62,250 and $25,000 for the years ended December 31, 1999 and 1998 respectively.

(7) Concentration of customers The Company's sole source of revenue to date has been one customer, a US based company. Accordingly, its revenue and related accounts receivable at all periods presented are all related to this single source. The Company is endeavoring to expand its customer base.

(8) Conditional government subsidies The Company has received several government grants which are conditional as to repayment. The grants are to be applied as reductions of salaries and employment taxes paid to new employees. They are intended by the government to induce increases in employment, as France has experienced high unemployment over the last few years. To date the Company has been increasing employment and applying accumulated grants as offsets to salary expense and at present is not yet obligated to repay any of these grants. The Company does not expect to have to repay any of the grant amounts. These grants, if required to be repaid, do not require the payment of interest. The term for adding the required employees under these grants is three years. The Company has amortized approximately $15,500 and $35,000 of the grants against salary expense for the years ending December 31, 1999 and 1998, respectively.

Item 8. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

     Because the Company has been generally inactive since its inception, it has not had independent accountants until the retention of Durland & Company, CPAs, P.A., 340 Royal Palm Way, 3rd Floor, Palm Beach, Florida 33480. There has been no change in the Company's independent accountant during the period commencing with the Company's retention of The Durland & Company, CPAs, P.A. through the date hereof.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

Executive Officers and Directors

The following table sets forth certain information with respect to each of our executive officers and directors. Our directors are generally elected at the annual shareholders' meeting and hold office until the next annual shareholders' meeting or until their successors are elected and qualified. Executive officers are elected by our board of directors and serve at its discretion. Our bylaws authorize the board of directors to be constituted of not less than one and such number as our board of directors may determine by resolution or election. Our board of directors currently consists of four members.

NAME                AGE          POSITION
-------------     ------         -----------------
Cedric Colnot      36            President and Chairman of the Board
Patrick Misko      38            Vice President
Serge  Parienti    36            Vice president and Treasurer

There are no family relationships between or among the executive officers and directors of the Company.

Compliance with Section 16(a) of the Securities Exchange Act of 1934:

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's executive officers and directors and persons who own more than 10% of a registered class of the Company's equity securities, to file with the Securities and Exchange Commission (hereinafter referred to as the "Commission") initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership, of Common Stock and other equity securities of the Company on Forms 3, 4 and 5, respectively. Executive officers, directors and greater than 10% shareholders are required by Commission regulations to furnish the Company with copies of all Section 16(a) reports they file. To the Company's knowledge, Mr. Colnot, Mr. Misko and Meadlight TMO comprise all of the Company's executive officers, directors and greater than 10% beneficial owners of its common Stock, and have complied with Section 16(a) filing requirements applicable to them during the Company's fiscal year ended December 31, 1999.

Business Experience

Officers and Directors

The following is a brief description of the business background of our executive officers, and directors:

Cedric Colnot,: President and Chairman of the board of ELVA, INC. and ELVA, SA

Graduate of the EFREI high school and of a microelectronics University, he has spent 4 years working for INNOVATRON as a specialist in security and microelectronics projects. He also registered 4 patents for this company. Then he joined NEWTEK, a semiconductors distributor as international suppliers manager. His previous function was Director of Research and Development in the smart card field. Experienced in the areas of smart cards and vocal identification, he has achieved a merge of these technologies to design VocaliD(R).

Patrick Misko: Vice-President of ELVA, INC. And CEO of ELVA, SA

Graduate of Accounting and Economy Universities, he managed a voice server company for 3 years. Then he joined Olivetti as key account manager for computing and vocal products. His previous function was Director of sales in the computer industry and in IVR (interactive vocal response) field. He knows the market of vocal identification card as well as its major players, such as manufacturers, integrators and VAR's.

Serge Parienti: Vice-President and Treasurer of ELVA, INC. And Marketing Director of ELVA, SA

Graduate of a bio industry high school, he made a special study of industrial marketing and communication. He has spent 8 years as a consultant in several sectors among which: strategic advisor for the "Academie des Sciences", marketing and communication advisor in telecommunications (France and Switzerland), high technology, pharmaceutics (France and Israel), and biotechnology sector. Just before joining ELVA, he was outstandingly involved in internet related to projects. He is also manager of MEADLIGHT TMO, a major ELVA's shareholder.

Zakaria En-Nana: Sales director of ELVA, SA

Zakaria NANA has served as Director Sales & Licensing Policy since August 1999. Prior to joining ELVA, Zakaria NANA worked at Leading Smart Card Technology
Providers: Innovatron Data Systems belonging to the Smart Card Inventor's Group, where Zakaria was in charge of the "Franchising & Licensing" activities. Through an Acquisition, Zakaria NANA joined the Ingenico Group (Word Leader in Smart Card based Payment Systems) Through a Merger, Zakaria NANA took in charge the Smart Card Business Development of Bull Corp (World Leader in Smart Card Technology) within its international network : Asia Africa Easten Europe . Zakaria NANA started his career as a Sales Engineer in IBM since 1989. Mr. NANA holds a Master Degree in Business Administration from Reims University and received an Executive Program Certificate from INSEAD. He is also the Principal Accounting Officer of the Company.

        All directors hold office until the next annual meeting of the Company's shareholders and until their successors have been elected and qualify. Officers serve at the pleasure of the Board of Director. Mr. Adams, Ms. Garrett and Ms. Travis will devote such time and effort to the business and affairs of the Company as may be necessary to perform their responsibilities as executive officers and/or directors of the Company.

         Aside from the above officers and directors, there are no other persons whose activities will be material to the operations of the Company at this time. Mr. Adams is the sole "promoter" of the Company as such term is defined under the Act.

Item 10. Executive Compensation.

         At such time as ELVA commences operations, it is expected that the Board of Directors will approve the payment of salaries in a reasonable amount to its officer for his services. At such time, the Board of Directors may, in its discretion, approve the payment of additional cash or non-cash compensation for services to the Company.

The Company does not provide officers with pension, stock appreciation rights, long-term incentive or other plans but has the intention of implementing such plans in the future.

Compensation of Directors

         The Company has no standard arrangements for compensating the directors of the Company for their attendance at meetings of the Board of Directors.

Item 11. Security Ownership of Certain Beneficial Owners and Management.

              The following table sets forth information as of December 31, 1999, regarding the ownership of the Company's Common Stock by each shareholder known by the Company to be the beneficial owner of more than five per cent of its outstanding shares of Common Stock, each director and all executive officers and directors as a group. Except as otherwise indicated, each of the shareholders has sole voting and investment power with respect to the shares of Common Stock beneficially owned.

     Security Ownership of Certain Beneficial Owners

                  The following shareholding information relates to any person or group who is known to be the beneficial owner of more than five percent of any class of the registrant's voting securities:

----------------------------------------------------------------------------
Title      Name and Address              Amount and Nature          Percent of
of Class   of Beneficial Owner           of Beneficial Owner        Class
----------------------------------------------------------------------------
Common     Cedric Colnot(1)              5,601,543                 26.05%
           17 rue Jean-Jacques Rousseau
           94200 Ivry sur Seine
----------------------------------------------------------------------------
Common     Patrick Misko(1)              5,040,393                 23.44%
           538 avenue de l'Hautil
           78955 Carrieres sous Poissy
----------------------------------------------------------------------------
Common     Alain Duffas(1)               1,126,600                  5.24%
           18 rue Auguste Demmler
           92340 Bourg La Reine
----------------------------------------------------------------------------
Common     Meadlight TMO(1)              3,440,000                 16.00%
           23/25, avenue Mac Mahon
           75017 Paris
----------------------------------------------------------------------------
All Executive Officers, Directors       10,641,936                 49.49%

----------------------------------

(1) Based upon 21,500,000 shares of the Company's Common Stock issued and outstanding as of December 31, 1999.



Item 12. Certain Relationships and Related Transactions.

         At the current time, the Company has no provision to issue any additional securities to management, promoters or their respective affiliates or associates. At such time as the Board of Directors adopts an employee stock option or pension plan, any issuance would be in accordance with the terms thereof and proper approval. Although the Company has a very large amount of authorized but unissued Common Stock and Preferred Stock which may be issued without further shareholder approval or notice, the Company intends to reserve such stock for the Rule 506 offerings contemplated to implement continued expansion, for acquisitions and for properly approved employee compensation at such time as such plan is adopted. (See Part I, Item 1. "Description of Business
- (b) Business of Registrant.")

         In conjunction with the acquisition by the Company of ELVA,SA, it assumed responsibility for repayment of a loan to a third party, Meadlight TMO, a French company. A condition of the above acquisition entailed the issuance of 3,440,000 shares of the Company's shares of common stock in settlement of a $204,550 loan made to ELVA,SA. In March, May and September 1999, ELVA, SA, now a subsidiary of the Company, received additional traunches of this loan from the now related party in the total amount of approximately $500,000 US dollars. This additional loan is payable in full on January 1, 2002 and the Company can, at its option. prepay all or part of this amount without penalty.(See: Part F/S -
Note 5 - Notes to Consolidated Financial Statements -F-8)


Item 13. Exhibits and Reports on Form 8-K.

     (a) The exhibits required to be filed herewith by Item 601 of Regulation S-B, as described in the following index of exhibits, are incorporated herein by reference, as follows:


Exhibit No.             Description
-------------------------------------------------------------------------------

Item 1.     Index to Exhibits
---------   -----------------------
3(i).1      Articles of Incorporation of ELVA, INC. f/k/a/ Computer Research
            Technology, Inc., effective August 15, 1997 (1)

3(i).1 Amended Articles of Incorporation of ELVA, INC. f/k/a/ Computer Research Technology, Inc., filed January 29, 1999. (1)

3(ii).1     Bylaws of ELVA, INC. f/k/a/ Computer Research Technology, Inc (1)

10.1 Letter of Intent dated December 19, 1998 between Computer Research Technologies, Inc. and ELVA,SA. (1)

27.1*       Financial Data Schedule
--------------
*    filed herewith

(1) Incorporated herein by reference to the Registration Statement on Form 10-SB Amendment 1 of ELVA , Inc., filed with the U.S. Securities and Exchange Commission.

(b) No Reports on Form 8-K were filed during the fiscal year ended December 31, 1999, covered by this Annual Report on Form 10-KSB.

                                   SIGNATURES
                               -------------------

              In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       ELVA, INC.
                                       (Registrant)

Date: 14th  April, 2000                 /s/ Cedric Colnot
                                        ---------------------
                                        Cedric Colnot, President

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:                          Signature              Title
------                         ------------           -----

 14 April, 2000       By:   /s/ Cedric Colnot
                      --------------------------
                       Cedric Colnot                  President & Director


 14 April, 2000       By: /s/ Patrick Misko
                      --------------------------
                        Patrick Misko                 Vice-President & Director