Form 10QSB
period 2000-03-31
ELVA INC
filed 2000-05-16
CIK 1103718

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended: March 31, 2000

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

     Indicate by Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

               Yes  X               No
                   ----                ----


     As of March 31, 2000, there are 21,500,000 shares of voting stock of the registrant issued and outstanding.

                                     PART I


Item 1. Financial Statements







                         INDEX TO FINANCIAL STATEMENTS



  Consolidated Balance Sheets...............................................F-2


  Consolidated Statements of Operations and Comprehensive Income (Loss).....F-3


  Consolidated Statements of Stockholders' Equity (Deficiency)..............F-4


  Consolidated Statements of Cash Flows.....................................F-5


  Notes to Consolidated Financial Statements................................F-6

                                   Elva, Inc.
                           Consolidated Balance Sheets


                                                                        December 31,            March 31,
                                                                            1999                   2000
                                                                   ---------------------- ----------------------
                                                                                               (unaudited)
                                         ASSETS
CURRENT ASSETS
  Cash and equivalents                                             $               97,476 $               79,374
  Accounts receivable                                                              55,958                  6,527
  VAT tax receivable                                                               42,251                 11,125
                                                                   ---------------------- ----------------------
          Total current assets                                                    195,685                 97,026
                                                                   ---------------------- ----------------------

PROPERTY AND EQUIPMENT
  Computers and equipment                                                          72,036                 71,436

        Less accumulated depreciation                                             (28,843)               (31,801)
                                                                   ---------------------- ----------------------

          Net property and equipment                                               43,193                 39,635
                                                                   ---------------------- ----------------------

OTHER ASSETS
  Deposits and other assets                                                        16,134                 30,256
  Income tax credit receivable                                                    111,791                110,226
  Patent                                                                          313,092                423,148

        Less accumulated amortization                                             (43,931)               (47,895)
                                                                   ---------------------- ----------------------

          Net other assets                                                        397,086                515,735
                                                                   ---------------------- ----------------------
Total Assets                                                       $              635,964 $              652,396
                                                                   ====================== ======================

                        LIABILITIES AND STOCKHOLDERS' DEFICIENCY
CURRENT LIABILITIES
   Accounts payable                                                $               46,006 $               54,692
   Accrued Expenses
       Trade                                                                       34,919                 44,361
       Salaries and payroll taxes                                                 126,644                121,629
   Current portion of long-term debt                                                2,450                      0
   Advances from shareholders                                                           0                185,960
   Conditional government subsidy                                                  95,365                 77,750
                                                                   ---------------------- ----------------------

          Total current liabilities                                               305,384                484,392
                                                                   ---------------------- ----------------------

LONG-TERM DEBT
   Conditional government subsidy                                                 190,729                198,894
   Other long-term debt                                                             9,802                  8,886
   Long-term debt - related party                                                 509,341                570,163
                                                                   ---------------------- ----------------------

          Total long-term debt                                                    709,872                777,943
                                                                   ---------------------- ----------------------
Total Liabilities                                                               1,015,256              1,262,335
                                                                   ---------------------- ----------------------
Minority interest in consolidated subsidiary                                            0                      0
                                                                   ---------------------- ----------------------

STOCKHOLDERS' DEFICIENCY
  Preferred stock, $0.0001 par value, authorized 10,000,000 shares;
     none issued and outstanding                                                        0                      0
  Common stock, $0.0001 par value, authorized 50,000,000 shares;
     21,500,000 issued and outstanding shares                                       2,150                  2,150
  Additional paid-in capital                                                      828,401                828,401
  Accumulated comprehensive income (loss)                                         (53,525)               (10,284)
  Deficit                                                                      (1,156,318)            (1,430,206)
                                                                   ---------------------- ----------------------

          Total stockholders' deficiency                                         (379,292)              (609,939)
                                                                   ---------------------- ----------------------
Total Liabilities and Stockholders' Deficiency                     $              635,964 $              652,396
                                                                   ====================== ======================






     The accompanying notes are an integral part of the financial statements

                                   Elva, Inc.
      Consolidated Statements of Operations and Comprehensive Income (Loss)
                          Three Months Ended March 31,
                                   (unaudited)



                                                                      2000                      1999
                                                            ------------------------  -------------------------
REVENUES                                                    $                 74,013  $                  62,696
                                                            ------------------------  -------------------------

OPERATING EXPENSES
    Salaries                                                                 164,845                    120,930
    Advertising                                                                2,734                      9,373
    Royalty expense - related parties                                              0                     24,363
    Depreciation and amortization                                              9,329                      5,855
    General and administrative                                               171,085                    220,652
    Research and development                                                       0                          0
                                                            ------------------------  -------------------------

          Total operating expenses                                           347,993                    381,173
                                                            ------------------------  -------------------------

 Operating Loss                                                             (273,980)                  (318,477)
                                                            ------------------------  -------------------------

OTHER INCOME (EXPENSE):
    Interest income                                                              351                      5,383
    Interest expense                                                          (5,985)                    (1,394)
    Foreign currency transaction gain (loss)                                   3,538                      4,749
                                                            ------------------------  -------------------------

          Total other income (expense)                                        (2,096)                     8,738
                                                            ------------------------  -------------------------

Net loss before tax credit and minority interest                            (276,076)                  (309,739)

 Foreign income tax credit                                                  2,188                          0
 Minority interest in consolidated subsidiary income (loss)                     0                          0
                                                            ------------------------  -------------------------

Net loss                                                                    (273,888)                  (309,739)

Other comprehensive income (loss):
    Foreign currency translation gain (loss)                                  43,240                    (22,839)
                                                            ------------------------  -------------------------
Comprehensive loss                                          $               (230,648) $                (332,578)
                                                            ========================  =========================
Net loss per common share                                   $                  (0.01) $                   (0.01)
                                                            ========================  =========================

Weighted average number of common shares outstanding                      21,500,000                 21,500,000
                                                            ========================  =========================








     The accompanying notes are an integral part of the financial statements

                                   Elva, Inc.
          Consolidated Statements of Stockholders' Equity (Deficiency)



                                                                                    Accumulated                  Total
                                                                      Additional    Comprehensive                Stockholders'
                                         Number of     Common         Paid-in       Income                       Equity
                                           Shares       Stock         Capital       (Loss)          Deficit      (Deficiency)
                                       -------------- ----------- --------------- -------------  ------------- ---------------

BEGINNING BALANCE,
December 31, 1998                          21,500,000 $     2,150 $       828,401 $     (52,349) $    (432,606)$       345,596

Year ended December 31, 1999:
   Other comprehensive income (loss)                0           0               0        (1,175)             0          (1,175)
   Net loss                                         0           0               0             0       (723,712)       (723,712)
                                       -------------- ----------- --------------- -------------  ------------- ---------------

BALANCE, December 31, 1999                 21,500,000       2,150         828,401       (53,524)    (1,156,318)       (379,291)

Three months ended March 31, 2000:
----------------------------------
(unaudited)
   Other comprehensive income (loss)                0           0               0        43,240              0          43,240
   Net loss                                         0           0               0             0       (273,888)       (273,888)
                                       -------------- ----------- --------------- -------------  ------------- ---------------

BALANCE, March 31, 2000 (unaudited)        21,500,000 $     2,150 $       828,401 $     (10,284) $  (1,430,206)$      (609,939)
                                       ============== =========== =============== =============  ============= ===============












     The accompanying notes are an integral part of the financial statements

                                   Elva, Inc.
                      Consolidated Statements of Cash Flows
                          Three Months Ended March 31,
                                   (unaudited)


                                                                         2000                      1999
                                                                ----------------------    ----------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                        $             (273,888)   $             (309,739)
Adjustments to reconcile net loss to net cash used by
     operating activities:
     Minority interest in consolidated subsidiary income                             0                         0
     Depreciation                                                                4,018                     1,656
     Amortization                                                                5,311                     4,199
Changes in operating assets and liabilities:
     (Increase) decrease in accounts receivable                                 48,892                   (16,834)
     (Increase) decrease in VAT receivable                                      30,548                    63,682
     (Increase) decrease in deposits and other assets                          (15,058)                  (17,578)
     (Increase) decrease in income tax credit receivable                        (2,188)                        0
     Increase (decrease) in accounts payable                                    10,487                    10,717
     Increase (decrease) accrued expense - trade                                10,886                     8,221
     Increase (decrease) salaries and payroll taxes                               (855)                   36,243
                                                                ----------------------    ----------------------

Net cash  provided (used) by operating activities                             (181,847)                 (219,433)
                                                                ----------------------    ----------------------

CASH FLOW FROM INVESTING ACTIVITIES:
     Purchase of property and equipment                                         (1,828)                  (30,236)
     (Increase expenditure) decrease application patent                       (123,708)                   (6,536)
                                                                ----------------------    ----------------------

Net cash provided (used) by investing activities                              (125,536)                  (36,772)
                                                                ----------------------    ----------------------

CASH FLOW FROM FINANCING ACTIVITIES:
     Shareholder advances                                                      197,640                         0
     Shareholder advance repayments                                                  0                    (7,117)
     Receipt of conditional government subsidy                                       0                     4,083
     Proceeds of  long term debt - related party                                97,455                   206,005
     Debt payments                                                              (3,043)                   (3,422)
                                                                ----------------------    ----------------------

Net cash provided by financing activities                                      292,052                   199,549
                                                                ----------------------    ----------------------

Effect of exchange rates on cash                                                (2,771)                  (20,351)
                                                                ----------------------    ----------------------

Net increase (decrease) in cash and equivalents                                (18,102)                  (77,007)

CASH and equivalents, beginning of period                                       97,476                   293,604
                                                                ----------------------    ----------------------

CASH and equivalents, end of period                             $               79,374    $              216,597
                                                                ======================    ======================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Interest Paid in Cash:                                          $                5,985    $                1,394
                                                                ======================    ======================












     The accompanying notes are an integral part of the financial statements

                                   Elva, Inc.
                   Notes to Consolidated Financial Statements
               (Information with respect to the three months ended
                     March 31, 2000 and 1999 is unaudited)


(1) Summary of Significant Accounting Principles
      The Company Elva, Inc., (the "Company"), is a Florida chartered corporation which conducts business from its offices in West Palm Beach, Florida, Los Angeles, California, Paris, France and Singapore. The Company was incorporated on August 15, 1997 as Computer Research Technologies, Inc., and changed its name to Elva, Inc. on January 25, 1999. Prior to the acquisition of ELVA, SA, the Company was principally seeking financing to allow it to begin its planned operations. The Company is principally involved in the smart card technology industry through its French subsidiary, ELVA, SA. The following summarize the more significant accounting and reporting policies and practices of the Company:

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

           c) Principles of consolidation The consolidated financial statements include the accounts of Elva, Inc. and its wholly owned subsidiary. Inter-company balances and transactions have been eliminated.

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

           j) Research & development expenses are expensed in the period incurred.

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

           m) Interim financial information The financial statements for the three months ended March 31, 2000 and 1999 are unaudited and include all adjustments which in the opinion of management are necessary for fair presentation, and such adjustments are of a normal and recurring nature. The results for the three months are not indicative of a full year results.

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

(3) Income Taxes Deferred income taxes (benefits) are provided for certain income and expenses which are recognized in different periods for tax and financial reporting purposes. The Company had net operating loss carry- forwards for income tax purposes of approximately $1,430,000, which expire $68,000 on December 31, 2011, $132,000 on December 31, 2117, $232,000 on December 31, 2118,
           $724,000 on December 31, 2119 and $274,000 on December 31, 2020.

                                   Elva, Inc.
                   Notes to Consolidated Financial Statements


(3) Income Taxes, continued The amount recorded as a deferred tax asset, cumulative as of March 31, 2000 and 1999 is approximately $572,000 and $297,000, respectively, which represents the amount of tax benefits of the loss carry-forwards. The Company has established a valuation allowance for this deferred tax asset of $572,000 and $297,000, as the Company has no history of profitable operations.

           The significant components net deferred tax asset as of March 31, 2000, are:


Net operating losses                          $              572,000
Valuation allowance                                         (572,000)
                                              ----------------------
Net deferred tax asset                        $                    0
                                              ======================

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

(4) Going Concern As shown in the accompanying consolidated financial statements, the Company incurred net losses totaling $274,000 for the three months ended March 31, 2000, and reflects a stockholders' deficiency of approximately $610,000 as of March 31, 2000. These conditions raise substantial doubt as to the ability of the Company to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon increasing sales and obtaining additional capital and financing. The Company has retained a registered broker/dealer to raise additional funds for the Company in an amount up to $5,000,000. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

           (b) Long-term debt In 1998, ELVA, SA received approximately $204,500 from a third party as a loan. In December 1998, as part of the reverse merger, Elva, Inc. issued 3,440,000 shares of common stock in settle-

                                   Elva, Inc.
                   Notes to Consolidated Financial Statements


(5) Related Party Transactions (Continued)
           b) Long-term debt (continued) ment of this debt. In March, May and September 1999 and March 2000, ELVA received additional traunches of this loan from the now related party, in the total amount of approximately $570,000. This loan is payable in full on January 1, 2002. The Company can, at its option, prepay all or part of this amount without penalty. The loan agreement does not carry a stated interest rate, although it references accrued interest. The Company is accruing interest at a rate of 10%, until it can get documentation from the lender as to the correct rate. The Company also received a $16,000 conditional loan from an unrelated company, under which the Company would not be liable for repayment if the Company hired at least one former technical employee of the other company. The Company has not done so and is repaying this loan at a rate of $3,000 per year. The repayment schedule is per the original agreement.

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

Item 2. Management's Discussion and Analysis or Plan of Operation

12 Month Plan of Operations


     The Company's plan of operations for the next twelve (12) months is for it to further refine its marketing and sales strategy (See Part I, Item 1) and to develop a web site for its primary VocaliD(R) Smart Card System product. An average initial funding of $ 400,000 has been committed for such work. The Company plans to continually refine its strategy for capitalizing on recent trends within the Smart Card industry and to exploit such trends to its advantage. The Company plans to develop new and varied VocaliD(R)Smart Card systems, concepts and ventures in addition to its current VocaliD(R) Smart Card development plans.


The Company plans believes it can capitalize on the general Internet trend of increasing consumer usage and increasing levels of e-commerce transactions through providing the market the Company's VocaliD(R)Smart Card, which the Company believes will increase levels of person-to- person communication and which may directly increase levels of advertising and Web site linkage revenues. The Company believes that it is well positioned to profit from such opportunities.

The Company's business strategy is to develop its VocaliD(R)Smart Card system to provide consumers with versatile high quality, easy to use, personal and secure communications. The Company believes the ease of use and versatility of its online Smart Card system will differentiate itself among the array of off line smart card options. The Company believes that this differentiation strategy will allow it to carve out a profitable market niche. In addition to the primary revenue stream derived from fees earned through the usage of the Company's VocaliD(R) Smart Card, the Company believes that its market niche will allow it to successfully gain consumer "hits" to its VocaliD(R)Smart Card system Web site; such "hits" are the major factor in determining advertising revenue over the Internet (through banner ad sales) and will allow the Company to realize an additional revenue stream through charging advertising fees for banner ad placements. Therefore, while the Company plans to generate its primary revenue by charging fees for the use of its VocaliD(R)Smart Card system, it may also generate significant revenue by attracting interest ("hits") to its VocaliD(R)Smart Card Web site.


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

Results of Operations -For the Three Months Ending March 31, 2000

              Financial Condition, Capital Resources and Liquidity

For the 1st quarter ended March 31, 1999 and 2000 the Company recorded revenues of $63,000 and $74,000. The increase of $11,000 is due to increasing licensing revenue from ATMEL.

For the 1st quarter ended March 31, 1999 and 2000 the Company had salary expenses of $121,000 and $165,000. This increase of $44,000 was due to an increase in the number of personnel employed by the Company.

For the 1st quarter ended March 31, 1999 and 2000, the Company had on a consolidated unaudited basis general and administrative expenses of $221,000 and $171,000, respectively. The decrease of $ 50,000 is due primarily to a one time consulting fee related to the Company's reverse merger, paid in 1999.

For the 1st quarter ended March 31, 1999 and 2000, the Company had on a consolidated unaudited basis total operating expenses of $381,000 and $348,000 of which $44,000 is attributable to an increase in general and administrative and salaries by the Company, and $50,000 and $24,000 increases due to the one time fee and eliminating the royalty payments to stockholders.



Net Losses


For the 1st quarter ended March 31, 1999, 2000, the Company reported a net loss from operations of $381,000 and $274,000 respectively.

The ability of the Company to continue as a going concern is dependent upon its ability to obtain clients who will utilize the Company's VocaliD(R)product and whether the Company can attract an adequate number of clients. The Company believes that in order to be able to expand its initial operations in terms of sales and marketing, it must rent new offices in USA and abroad, hire staff and acquire through purchase or lease computer and office equipment to maintain accurate financial accounting and client data. Further, the Company believes that the type of equipment necessary for the operation is readily accessible at competitive rates. The Company is already registered with the Secretary of State of California to do business and is anticipating the penetration of the North American market from its Californian office.


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

As of March 31, 2000, ELVA had a total of 15 employees, of which 6 are employed in sales and marketing, 6 are employed in product development, 1 is employed in professional services and customer support, 1 is employed in internal operations support, and 1 is employed in administration and finance. Our future performance depends in significant part upon the continued service of our key technical and management personnel, and our continuing ability to attract and retain highly qualified and motivated personnel in all areas of our operations. Competition for such personnel is intense. We provide no assurance that we can retain key managerial and technical employees or that we can attract, assimilate or retain other highly qualified personnel in the future.


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

Research and Development Plans


For the next twelve months there is a plan for funding extensive research and development efforts. Our goal is to enhance the technology features in terms of personalization and security. For that purpose, the chip capabilities and the software environment will both be enlarged and improved in order to supply a more efficient access to the technology for each end user and for any application.

Other investments related to the manufacturing process are scheduled, too. Therefore, the Company foresees significant changes in the number of employees.


Impact of the Year 2000 Issue

The Company did not experience any material impact to its operations as a result of the Year 2000 calendar change. The Company does not anticipate any material disruption in its operations as a result of any failure by the Company to be in compliance.

Forward-Looking Statements

This Form 10-QSB  includes  "forward-looking  statements"  within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements, other than statements of historical facts, included or incorporated by reference in this Form 10-QSB which address activities, events or developments which the Company expects or anticipates will or may occur in the future, including such things as future capital expenditures (including the amount and nature thereof), finding suitable merger or acquisition candidates, expansion and growth of the Company's business and operations, and other such matters are forward-looking statements. These statements are based on certain assumptions and analyses made by the Company in light of its experience and its perception of historical trends, current conditions and expected future developments as well as other factors it believes are appropriate in the circumstances. However, whether actual results or developments will conform with the Company's expectations and predictions is subject to a number of risks and uncertainties, general economic market and business conditions; the business opportunities (or lack thereof) that may be presented to and pursued by the Company; changes in laws or regulation; and other factors, most of which are beyond the control of the Company. Consequently, all of the forward-looking statements made in this Form 10-QSB are qualified by these cautionary statements and there can be no assurance that the actual results or developments anticipated by the Company will be realized or, even if substantially realized, that they will have the expected consequence to or effects on the Company or its business or operations. The Company assumes no obligations to update any such forward-looking statements.


                                     PART II


Item 1. Legal Proceedings.

The Company knows of no legal proceedings to which it is a party or to which any of its property is the subject which are pending, threatened or contemplated or any unsatisfied judgments against the Company.


Item 2. Changes in Securities and Use of Proceeds

Beginning on February 1, 2000 the Company commenced making quarterly royalty payments of approximately $11,500 to the founders of ELVA, SA for two French patents, Nos. 95-15735 and 96-0182, which were transferred to the Company.


Item 3. Defaults in Senior Securities


None


Item 4. Submission of Matters to a Vote of Security Holders.

No matter was submitted during the quarter ending March 31, 2000, covered by this report to a vote of the Company's shareholders, through the solicitation of proxies or otherwise.


Item 5. Other Information

None.


Item 6. Exhibits and Reports on Form 8-K

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

Date:                          Signature              Title
------                         ------------           -----

 May 15, 2000         By:   /s/ Cedric Colnot
                      --------------------------
                       Cedric Colnot                  President & Director


 May 15, 2000         By: /s/ Patrick Misko
                      --------------------------
                        Patrick Misko                 Vice-President & Director