Form 10KSB/A
period 1999-12-31
ELVA INC
filed 2000-06-22
CIK 1103718

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                             Form 10-KSB Amendment 2

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended December 31, 1999

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from  _______________ to  ________________

Commission File no.: 000-29201

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

                           Yes  X           No
                                  ----                 -----

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


     The amendment is being filed to reflect consistent revisions to the Company's financial statements and Management's Discussion and Analysis and Plan of Operations purusant to revisions made to the 10SB Amendment 3.

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

         In September 1997, the Company issued 9,000,000 shares of Common Stock, $0.0001 par value per share as founders shares to its sole officer and director. For such issuance, the Company relied upon Section 4(2) of the Securities Act of 1933, as amended (the "Act") and Rule 506 of Regulations D promulgated thereunder ("Rule 506") and Section 517.061(11) of the Florida Code. See Part I,
Item 7. "Certain Relationships and Related Transactions"; and Part II, Item 4. "Recent Sales of Unregistered Securities."

         In April 1998, the Company sold 557,376 shares of common stock, $.0001 par value per share (the "Common") for cash in the amount of $5,573.76, pursuant to Section 3(b) of the Securities Act of 1933, as amended (the "Act"), and Rule 504 of Regulation D promulgated thereunder ("Rule 504")and Section 517.061(11) of the Florida Code. These offerings were made in the State of Florida. See Part II, Item 4. "Recent Sales of Unregistered Securities."

         In April 1998, the Company sold 1,200,000 shares of common stock, $.0001 par value per share (the "Common Stock") for cash in the amount of $12,000.00, to fourteen (14) Georgia residents, twelve (12) Florida residents and three (3) French nationals, pursuant to Section 3(b) of the Securities Act of 1933, as amended (the "Act"), and Rule 504 of Regulation D promulgated thereunder ("Rule 504"), Section 10-5-9(13) of the Georgia Code and Section 517.061(11) of the Florida Code. See Part I, Item 7. "Certain Relationships and Related Transactions"; and Part II, Item 4. "Recent Sales of Unregistered Securities."

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

         To ensure the availability of the VocaliD(R) smart card cards to meet the market demand and the conducting of pilot tests in all areas. The Company will not wait for partners or licensees to assist in developing the market ELVA intends to introduce its VocaliD(R) technology through an operating cooperation with its historical and current partners around the world. ELVA will, within a few months following introduction, become more involved with the VocaliD(R) manufacturing matters and maintain a license policy toward the smart card industry worldwide.

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

         Patents: ELVA holds 2 French patents and has 1 patent application (duration : from the date of registration, 20 years):

          # 97 08939 on 1997, July 15th for a method and system for voice transmission of a binary data sequence from a piezoelectric transducer

          Foreign patent applications pending: PCT/FR 98/01422 (7/03/98)

          # 97 013902 on 1997, November 5th for a method to emit acoustic signals from a smart card, and card to implement this method

          Foreign patent applications pending: PCT/FR98/0235 (11/04/98)

          French patent application # 99 09074 on 1999, July 13th for a<< smart card to emit acoustic signals

         ELVA has the exclusive rights to use 2 French patents (duration : upon the date of expiration of the patents) :

          # 95 15735 on 1995, December 29th for a portable device for access to at least one service provided by a server

          Foreign patent applications pending: European patent #96944092 0 (12/27/96)

          96 01872 on 1996, february 15th for a method for enabling a server to authorize access to a service from portable devices having electronic microcircuits, E.G devices of the smart card type >>

         Foreign patent applications pending:

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

     11. Possible Adverse Effect of Penny Stock Regulations on Liquidity of Common Stock in any Secondary Market. In the event a market develops in the Company's shares, of which there can be no assurance, then if a secondary trading market develops in the shares of Common Stock of the Company, of which there can be no assurance, the Common Stock is expected to come within the meaning of the term "penny stock" under 17 CAR 240.3a51-1 because such shares are issued by a small company; are low-priced (under five dollars); and are not traded on NASDAQ or on a national stock exchange. The Securities and Exchange Commission has established risk disclosure requirements for broker-dealers participating in penny stock transactions as part of a system of disclosure and regulatory oversight for the operation of the penny stock market. Rule 15g-9 under the Securities Exchange Act of 1934, as amended, obligates a broker-dealer to satisfy special sales practice requirements, including a requirement that it make an individualized written suitability determination of the purchaser and receive the purchaser's written consent prior to the transaction. Further, the Securities Enforcement Remedies and Penny Stock Reform Act of 1990 require a broker-dealer, prior to a transaction in a penny stock, to deliver a standardized risk disclosure instrument that provides information about penny stocks and the risks in the penny stock market. Additionally, the customer must be provided by the broker-dealer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and the salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer's account. For so long as the Company's Common Stock is considered penny stock, the penny stock regulations can be expected to have an adverse effect on the liquidity of the Common Stock in the secondary market, if any, which develops.

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

     Although our capital requirements cannot be accurately predicted, we may require additional financing within the next few months in order to ensure the setting of our strategy and the Company's growth. If and when needed, we may not be able to obtain additional financing or if available such financing may be on terms not satisfactory or advantageous to our shareholders, including those purchasing our common stock in the offering. Our inability to obtain needed financing could have a material adverse effect on our financial condition or results of operations. We could be required to reduce significantly or suspend our operations, including research and development activities, seek a merger partner or sell additional securities on terms that are highly dillutive to the purchasers of our common stock pursuant to the offering.

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

     25. VocaliD(R)Smart Card Technology is subject to swift change and obsolescence. The computer application software market is subject to rapid technological change, frequent new product introductions, and evolving technologies and industry standards that may render existing products and Services obsolete. We can not provide any assurance that our products and systems will not suffer such obsolescence. Furthermore, our research and development efforts are subject to all of the risks inherent in the development of new products and technology, including unanticipated delays, expenses and difficulties. There is no assurance that our products and systems will satisfactorily perform the functions for which they are designed, that our products and systems will meet applicable price or performance objectives, or that unanticipated technical or that other problems will not occur which would result in increased costs or material delays in development.

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

Item 2. Description of Property:

         The United States corporate headquarters of ELVA are located at 222 Lakeview Avenue, Suite 415, West Palm Beach, Florida 33401. This facility is available to the Company, for the sole purpose of satisfying state of Florida corporation requirements. In United States, ELVA is also located at 4540 Campus Drive Suite 108, Newport Beach, California 92660, and its telephone number is 949-863-0670. Its offices outside the United States are located at 74,av Edouard Vaillant, 92100 Boulogne, France, and its telephone number is 33-(0)1-41-31-66-77. The Company also has an office at 89 Neil Road, 0888849 Singapore, and its telephone number is (65) 326-07-88

Item 3. Legal Proceedings.

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

PART II

Item 5. Market Price of and Dividends on the Registrant's Common Equity and Other Shareholder Matters.

2000                               HIGH                LOW
------                             ----                ---

December  31, 2000                 N/A                 N/A
September 30, 2000                 N/A                 N/A
June 30, 2000                      N/A                 N/A
March 31, 2000                     4 1/8               3 7/8

1999                               HIGH                LOW
-------                            -------             -----
December 31, 1999                  4 1/8               3 7/8
September 30, 1999                 N/A                 N/A
June 30, 1999                      N/A                 N/A
March 31, 1999                     N/A                 N/A

1998                               HIGH                LOW
------                             ----                ---
December 31, 1998                  N/A                 N/A
September 30, 1998                 N/A                 N/A
June 30, 1998                      N/A                 N/A
March 31, 1998                     N/A                 N/A

1997                               HIGH                LOW
-----                              ----                ---
December 31, 1997                  N/A                 N/A
Inception to September 30, 1997    N/A                 N/A

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

Results of Operations - Fiscal Years: 1998 & 1999

Financial Condition, Capital Resources and Liquidity

     At December 31, 1999, the Company had assets on a consolidated audited basis totaling $635,964 and liabilities of $ 1,015,256. Since the Company's inception, it has received $ 104,000 in cash contributed as consideration for the issuance of shares of Common Stock and ELVA, SA has received $442,000 in cash as consideration for the issuance of shares of Common Stock.

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

Net Losses

     For the twelve months(12) ended December 31, 1999 and 1998, the Company reported a net loss from operations of $723,712 and $231,045 respectively.(See:
PART F/S - Consolidated Statements of Operations and Comprehensive  Income(Loss)
- F-4.)

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



                                                           /s/ Durland & Company
                                                   Durland & Company, CPAs, P.A.

Palm Beach, Florida
March 13, 2000

                                   Elva, Inc.
                           Consolidated Balance Sheets
                                  December 31,


                                                                           1999                1998
                                                                    ------------------- -------------------
                                   ASSETS
CURRENT ASSETS
  Cash and equivalents                                              $            97,476 $           293,604
  Accounts receivable                                                            55,958              60,398
  VAT tax receivable                                                             42,251             133,087
                                                                    ------------------- -------------------
          Total current assets                                                  195,685             487,089
                                                                    ------------------- -------------------

PROPERTY AND EQUIPMENT
  Computers and equipment                                                        72,036              26,168

        Less accumulated depreciation                                           (28,843)            (15,736)
                                                                    ------------------- -------------------

          Net property and equipment                                             43,193              10,432
                                                                    ------------------- -------------------

OTHER ASSETS
  Deposits and other assets                                                      16,134              10,976
  Income tax credit receivable                                                  111,791                   0
  Patent                                                                        313,092             349,099

        Less accumulated amortization                                           (43,931)            (33,065)
                                                                    ------------------- -------------------

          Net other assets                                                      397,086             327,010
                                                                    ------------------- -------------------
Total Assets                                                        $           635,964 $           824,531
                                                                    =================== ===================

             LIABILITIES AND STOCKHOLDERS' EQUITY ( DEFICIENCY)
CURRENT LIABILITIES
   Accounts payable                                                 $            46,006 $            40,370
   Accrued Expenses
       Trade                                                                     34,919              72,090
       Payroll taxes                                                            126,644              36,497
   Current portion of long-term debt                                              2,450               3,557
   Advances from shareholder                                                          0              11,563
   Conditional government subsidy                                                95,365             100,246
                                                                    ------------------- -------------------

          Total current liabilities                                             305,384             264,323
                                                                    ------------------- -------------------

LONG-TERM DEBT
   Conditional government subsidy                                               190,729             200,246
   Other long-term debt                                                           9,802              14,230
   Long-term debt - related party                                               509,341                   0
                                                                    ------------------- -------------------

          Total long-term debt                                                  709,872             214,476
                                                                    ------------------- -------------------
Total Liabilities                                                             1,015,256             478,799
                                                                    ------------------- -------------------
Minority interest in consolidated subsidiary                                          0                 136
                                                                    ------------------- -------------------

STOCKHOLDERS' EQUITY (DEFICIENCY)
  Preferred stock, $0.0001 par value, authorized 10,000,000 shares;
     none issued and outstanding                                                      0                   0
  Common stock, $0.0001 par value, authorized 50,000,000 shares;
     21,500,000 issued and outstanding shares                                     2,150               2,150
  Additional paid-in capital                                                    828,401             828,401
  Accumulated comprehensive income(loss)                                        (53,525)            (52,349)
  Deficit                                                                    (1,156,318)           (432,606)
                                                                    ------------------- -------------------

          Total stockholders' equity (deficiency)                              (379,292)            345,596
                                                                    ------------------- -------------------
Total Liabilities and Stockholders' Equity (Deficiency)             $           635,964 $           824,531
                                                                    =================== ===================


     The accompanying notes are an integral part of the financial statements

                                   Elva, Inc.
      Consolidated Statements of Operations and Comprehensive Income (Loss)
                             Year Ended December 31,


                                                                           1999                      1998
                                                                   ---------------------    ----------------------
REVENUES                                                           $             448,696    $              297,153

OPERATING EXPENSES
    Salaries                                                                     536,834                   206,541
    Advertising                                                                   63,228                    32,723
    Royalty expense - related parties                                             24,363                         0
    Depreciation and amortization                                                 33,564                    22,499
    General and administrative                                                   732,901                   234,873
    Research and development                                                           0                    33,819
                                                                   ---------------------    ----------------------

          Total operating expenses                                             1,390,890                   530,455
                                                                   ---------------------    ----------------------

 Operating Loss                                                                 (942,194)                 (233,302)
                                                                   ---------------------    ----------------------

OTHER INCOME (EXPENSE):
    Other income                                                                       0                     6,587
    Interest income                                                                  459                     1,643
    Interest expense                                                             (14,586)                     (233)
    Foreign currency transaction gain (loss)                                      11,534                    (5,604)
                                                                   ---------------------    ----------------------

          Total other income (expense)                                            (2,593)                    2,393
                                                                   ---------------------    ----------------------

Net loss before tax credit and minority interest                                (944,787)                 (230,909)

    Foreign income tax credit                                                    220,939                         0
    Minority interest in consolidated subsidiary income (loss)                       136                      (136)
                                                                   ---------------------    ----------------------

Net loss                                                                        (723,712)                 (231,045)

Other comprehensive income (loss):
    Foreign currency translation gain (loss)                                      (1,039)                   (2,521)
                                                                   ---------------------    ----------------------
Comprehensive loss                                                 $            (724,751)   $             (233,566)
                                                                   =====================    ======================
Net loss per common share                                          $                 (0.03) $                   (0.02)
                                                                   =====================    ======================

Weighted average number of common shares outstanding                          21,500,000                14,441,534
                                                                   =====================    ======================











     The accompanying notes are an integral part of the financial statements

                                   Elva, Inc.
          Consolidated Statements of Stockholders' Equity (Deficiency)





                                                                                     Accumulated                         Total
                                                                       Additional   Comprehensive                    Stockholders'
                                             Number of      Common      Paid-in         Income                          Equity
                                               Shares        Stock      Capital         (Loss)          Deficit      (Deficiency)
                                            ------------  ----------- ------------ ---------------- --------------- ---------------
BEGINNING BALANCE,
December 31, 1997                                 26,336  $   511,317 $     49,236 $        (49,828)$      (201,561)$       309,164

Year ended December 31, 1998:

   12/98 - Reverse merger                     18,033,664     (509,511)     574,959                0               0         (65,448)
   12/98 - Stock issued to settle debt         3,440,000          344      204,206                0               0         204,550
   Other comprehensive income (loss)                   0            0            0           (2,521)              0          (2,521)
   Net loss                                            0            0            0                0        (231,045)       (231,045)
                                            ------------  ----------- ------------ ---------------- --------------- ---------------

BALANCE, December 31, 1998                    21,500,000        2,150      828,401          (52,349)       (432,606)        345,596

Year ended December 31, 1999:

   Other comprehensive income (loss)                   0            0            0           (1,175)              0          (1,175)
   Net loss                                            0            0            0                0        (723,712)       (723,712)
                                            ------------  ----------- ------------ ---------------- --------------- ---------------

BALANCE, December 31, 1999                    21,500,000  $     2,150 $    828,401 $        (53,524)$    (1,156,318)$      (379,291)
                                            ============  =========== ============ ================ =============== ===============















     The accompanying notes are an integral part of the financial statements

                                   Elva, Inc.
                      Consolidated Statements of Cash Flows
                             Year Ended December 31,


                                                                                         1999                  1998
                                                                                  ------------------    ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                          $         (723,712)   $         (231,045)
Adjustments to reconcile net loss to net cash used by operating activities:
     Minority interest in consolidated subsidiary income                                        (136)                  136
     Depreciation                                                                             16,219                 5,332
     Amortization                                                                             16,396                17,166
Changes in operating assets and liabilities:
     (Increase) decrease in accounts receivable                                               (4,192)              (18,876)
     (Increase) decrease in VAT receivable                                                    76,718              (119,302)
     (Increase) decrease in deposits and other assets                                         (7,088)               (3,409)
     (Increase) decrease in income tax credit receivable                                    (118,553)                    0
     Increase (decrease) in accounts payable                                                 (19,910)               34,621
     Increase (decrease) accrued expense - trade                                              15,902                49,171
     Increase (decrease) payroll taxes                                                        88,116                17,525
                                                                                  ------------------    ------------------

Net cash  provided (used) by operating activities                                           (660,240)             (248,681)
                                                                                  ------------------    ------------------

CASH FLOW FROM INVESTING ACTIVITIES:
     Maturity of investments                                                                       0                92,087
     Purchase of property and equipment                                                      (52,499)              (10,405)
     (Increase expenditure) application patent                                               (13,351)              (35,171)
                                                                                  ------------------    ------------------

Net cash provided (used) by investing activities                                             (65,850)               46,511
                                                                                  ------------------    ------------------

CASH FLOW FROM FINANCING ACTIVITIES:
     Shareholder advances                                                                          0               (10,898)
     Shareholder advance repayments                                                          (10,559)                    0
     Receipt of conditional government subsidy                                                29,235               154,619
     Proceeds of  long term debt - related party                                             540,150               194,933
     Debt payments                                                                            (3,248)                    0
     Issuance of common stock for cash                                                             0                51,834
                                                                                  ------------------    ------------------

Net cash provided by financing activities                                                    555,578               390,488
                                                                                  ------------------    ------------------

Effect of exchange rates on cash                                                             (25,616)               47,012
                                                                                  ------------------    ------------------

Net increase (decrease) in cash and equivalents                                             (196,128)              235,330

CASH and equivalents, beginning of period                                                    293,604                58,274
                                                                                  ------------------    ------------------

CASH and equivalents, end of period                                               $           97,476    $          293,604
                                                                                  ==================    ==================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid in cash                                                             $           14,586    $                0
                                                                                  ==================    ==================

Non-Cash Financing Activities:
  Common stock issued to settle long-term debt                                    $                0    $          204,550
                                                                                  ==================    ==================




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

          b) Significant acquisition In December 1998, Elva, Inc. issued 14,160,000 shares of common stock to acquire substantially all the issued and outstanding shares of the common stock of ELVA, SA, a French corporation, in a reverse merger, which was accounted for as a recapitalization of ELVA, SA. There remains a four-tenths of one percent minority interest in ELVA, SA, which is owned by two of the major stockholders of Elva, Inc. as a result of this acquisition. This minority interest is required under French corporate law. As a result of this reverse merger, the former stockholders of ELVA, SA now control Elva, Inc. Prior to this reverse merger, Elva, Inc. had nominal assets and liabilities. Elva, Inc. accounted for the reverse merger as an issuance of stock for the net monetary assets of Elva, Inc. or, in this case, as a capitalization of the accumulated deficit of Elva, Inc. to the date of the merger.

          c) Principles of consolidation The consolidated financial statements include the accounts of Elva, Inc. and its wholly owned subsidiary. Inter-company balances and transactions have been eliminated. The historical financial statements of ELVA, SA have been presented for the period prior to the reverse merger.

          d) Net loss per common share Basic net loss per weighted average common share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period.

          e) Property and equipment All property and equipment are recorded at cost and depreciated over their estimated useful lives, using the straight-line method. Upon sale or retirement, the costs and related accumulated depreciation are eliminated from their respective accounts, and the resulting gain or loss is included in the results of operations. Repairs and maintenance charges which do not increase the useful lives of the assets are charged to operations as incurred. Depreciation expense was $16,219 and $5,332 for the years ended December 31, 1999 and 1998, respectively.

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

          h) Revenue recognition The Company's sole source of revenue has been from licensing its patented technology. The Company records revenue when earned under its licensing agreement. The Company intends

                                   Elva, Inc.
                   Notes to Consolidated Financial Statements


(1) Summary of Significant Accounting Principles (Continued)
          h) Revenue Recognition (continued) to license its technology to others as well, rather than to manufacture the VOCALID cards for sale. The Company believes that it would be prohibitively expensive for it to establish its own manufacturing facilities and to do so would distract it from its efforts at getting its technology accepted as the world standard.

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

(3) Income Taxes Deferred income taxes (benefits) are provided for certain income and expenses which are recognized in different periods for tax and financial reporting purposes. The Company had net operating loss carry- forwards for income tax purposes of approximately $1,156,000, which expire $68,000 on December 31, 2011, $132,000 on December 31, 2117, $232,000 on December 31, 2118 and $724,000 on December 31, 2119.

                                   Elva, Inc.
                   Notes to Consolidated Financial Statements


(3) Income Taxes (Continued) The amount recorded as a deferred tax asset, cumulative as of December 31, 1999 and 1999, is approximately $462,000 and $173,000, respectively, which represents the amount of tax benefits of the loss carry-forwards. The Company has established a valuation allowance for this deferred tax asset of $462,000 and $173,000, as the Company has no history of profitable operations.

         The significant components net deferred tax asset as of December 31, 1999, are:


Net operating losses                    $          462,000
Valuation allowance                               (462,000)
                                        ------------------
Net deferred tax asset                  $                0
                                        ==================

          The Company's subsidiary, ELVA, SA, applied for research and development income tax credits with the French government for the years ended December 31, 1999, 1998 and 1997. The credits are applied for on the Company's annual income tax return in mid-1998, 1999 and 2000. The amounts applied for were approximately $94,800, $15,300 and $94,400 for 1999, 1998 and 1997, respectively. In the 4th quarter of 1999, ELVA, SA was notified by the French government of the approval of the application for 1997, and that payment by the government would occur in late 2000. The Company sold this receivable to its bank in exchange for cash in the amount of $94,400. It is now expected that the government will approve the 1998 and 1999 credits. They are expected to be paid $15,300 in 2001 and $94,800 in 2002. These credits reduce the income tax benefit of its net operating loss carry-forwards for the French subsidiary on a one for one basis.

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

          (b) Long-term debt In 1998, ELVA, SA received approximately $204,500 from a third party as a loan. In December 1998, as part of the reverse merger, Elva, Inc. issued 3,440,000 shares of common stock in settlement of this debt. In March, May and September 1999, ELVA received additional traunches of this loan from the now related party, in the total amount of approximately $500,000. This loan is payable in full on

                                   Elva, Inc.
                   Notes to Consolidated Financial Statements


(5) Related Party Transactions (Continued)
          b) Long-term debt (continued) January 1, 2002. The Company can, at its option, prepay all or part of this amount without penalty. The loan agreement does not carry a stated interest rate, although it references accrued interest. The Company is accruing interest at a rate of 10%, until it can get documentation from the lender as to the correct rate. The Company also received a $16,000 conditional loan from an unrelated company, under which the Company would not be liable for repayment if the Company hired at least one former technical employee of the other company. The Company has not done so and is repaying this loan at a rate of $3,000 per year. The repayment schedule is per the original agreement.

(6) Commitments The Company is committed under two operating leases, one for its office space and the other for an automobile. Under the automobile lease the Company is obligated to pay approximately $4,000 in 2000. The Company is obligated under the lease for its office space for payments of $33,000 and $16,600 in 2000 and 2001, respectively. The Company can, at its option, elect to extend this lease for up to two additional three- year periods. The Company leases its office space in Los Angeles and Singapore on a month-to-month basis. The Company's rent expense was approximately $62,250 and $25,000 for the years ended December 31, 1999 and 1998 respectively.

(7) Concentration of Customers The Company's sole source of revenue to date has been one customer, a US based company. Accordingly, its revenue and related accounts receivable at all periods presented are all related to this single source. The Company is endeavoring to expand its customer base.

(8) Patent License In 1997, the Company entered into a non-exclusive license with a U.S. company, Atmel Corp., to license the Company's patent. The Company received an initial license fee of $100,000, and will receive an additional $50,000 fee once the 10 millionth unit is delivered by Atmel. The Company also receives a royalty per total units sold:


             Quantity          First 1 mm    To 10 mm   To 100 mm   Over 100 mm
                               -----------   ---------  ---------   -----------
Unit price less than $0.51        $0.02        $0.015      $0.01       $0.0005
Unit price greater than $0.50     $0.025       $0.02       $0.015      $0.01

(9) Conditional government subsidies The Company has received several government grants which are conditional as to repayment. The grants are to be applied as reductions of salaries and employment taxes paid to new employees. They are intended by the government to induce increases in employment, as France has experienced high unemployment over the last few years. To date the Company has been increasing employment and applying accumulated grants as offsets to salary expense and at present is not yet obligated to repay any of these grants. The Company does not expect to have to repay any of the grant amounts. These grants, if required to be repaid, do not require the payment of interest. The term for adding the required employees under these grants is three years. The Company has amortized approximately $15,500 and $35,000 of the grants against salary expense for the years ending December 31, 1999 and 1998, respectively.

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

NAME           AGE  POSITION
-------------  ---  ----------------------
Cedric Colnot  36   President and Chairman of the Board
Patrick Misko  38   Vice President
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

Zakaria En-Nana: Sales director of ELVA, SA

     Zakaria NANA has served as Director Sales & Licensing Policy since August 1999. Prior to joining ELVA, Zakaria NANA worked at Leading Smart Card
Technology Providers: Innovatron Data Systems belonging to the Smart Card Inventor's Group, where Zakaria was in charge of the << Franchising & Licensing >> activities. Through an Acquisition, Zakaria NANA joined the Ingenico Group (Word Leader in Smart Card based Payment Systems) Through a Merger, Zakaria NANA took in charge the Smart Card Business Development of Bull Corp (World Leader in Smart Card Technology) within its international network : Asia Africa Easten Europe . Zakaria NANA started his career as a Sales Engineer in IBM since 1989. Mr. NANA holds a Master Degree in Business Administration from Reims University and received an Executive Program Certificate from INSEAD.

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


                               ELVA, INC.
                              (Registrant)

Date:
---------
21 June, 2000                 /s/ Cedric Colnot
                              -----------------------
                              Cedric Colnot, President

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:                  Signature                       Title
------------           ------------                    ------

June 21, 2000          By:   /s/ Cedric Colnot
                         -------------------------
                         Cedric Colnot                 President & Director

June 21, 2000          By:  /s/ Patrick Misko
                        -------------------------
                        Patrick Misko                  Vice-President & Director