Form 10QSB/A
period 2000-03-31
ELVA INC
filed 2000-06-22
CIK 1103718

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

         This Amendment is being filed to reflect consistent edits to the financial statements and to Management's Discussion and Analysis or Plan of Operation pursuant to the Company's recently filed 10 SB Amendment 3.

PART I

Item 1. Financial Statements

Item 2. Management's Discussion and Analysis or Plan of Operation





                          INDEX TO FINANCIAL STATEMENTS


Consolidated Balance Sheets................................................F-2

Consolidated Statements of Operations and Comprehensive Income (Loss)......F-3

Consolidated Statements of Stockholders' Equity (Deficiency)...............F-4

Consolidated Statements of Cash Flows......................................F-5

Notes to Consolidated Financial Statements.................................F-6

                                   Elva, Inc.
                           Consolidated Balance Sheets


                                                                       December 31,          March 31,
                                                                           1999                2000
                                                                    ------------------- -------------------
                                                                                            (unaudited)
                                   ASSETS
CURRENT ASSETS
  Cash and equivalents                                              $            97,476 $            79,374
  Accounts receivable                                                            55,958               6,527
  VAT tax receivable                                                             42,251              11,125
                                                                    ------------------- -------------------
          Total current assets                                                  195,685              97,026
                                                                    ------------------- -------------------

PROPERTY AND EQUIPMENT
  Computers and equipment                                                        72,036              71,436

        Less accumulated depreciation                                           (28,843)            (31,801)
                                                                    ------------------- -------------------

          Net property and equipment                                             43,193              39,635
                                                                    ------------------- -------------------

OTHER ASSETS
  Deposits and other assets                                                      16,134              30,256
  Income tax credit receivable                                                  111,791             110,226
  Patent                                                                        313,092             423,148

        Less accumulated amortization                                           (43,931)            (47,895)
                                                                    ------------------- -------------------

          Net other assets                                                      397,086             515,735
                                                                    ------------------- -------------------
Total Assets                                                        $           635,964 $           652,396
                                                                    =================== ===================

                  LIABILITIES AND STOCKHOLDERS' DEFICIENCY
CURRENT LIABILITIES
   Accounts payable                                                 $            46,006 $            54,692
   Accrued Expenses
       Trade                                                                     34,919              44,361
       Salaries and payroll taxes                                               126,644             121,629
   Current portion of long-term debt                                              2,450                   0
   Advances from shareholders                                                         0             185,960
   Conditional government subsidy                                                95,365              77,750
                                                                    ------------------- -------------------

          Total current liabilities                                             305,384             484,392
                                                                    ------------------- -------------------

LONG-TERM DEBT
   Conditional government subsidy                                               190,729             198,894
   Other long-term debt                                                           9,802               8,886
   Long-term debt - related party                                               509,341             570,163
                                                                    ------------------- -------------------

          Total long-term debt                                                  709,872             777,943
                                                                    ------------------- -------------------
Total Liabilities                                                             1,015,256           1,262,335
                                                                    ------------------- -------------------
Minority interest in consolidated subsidiary                                          0                   0
                                                                    ------------------- -------------------

STOCKHOLDERS' DEFICIENCY
  Preferred stock, $0.0001 par value, authorized 10,000,000 shares;
     none issued and outstanding                                                      0                   0
  Common stock, $0.0001 par value, authorized 50,000,000 shares;
     21,500,000 issued and outstanding shares                                     2,150               2,150
  Additional paid-in capital                                                    828,401             828,401
  Accumulated comprehensive income (loss)                                       (53,525)            (10,284)
  Deficit                                                                    (1,156,318)         (1,430,206)
                                                                    ------------------- -------------------

          Total stockholders' deficiency                                       (379,292)           (609,939)
                                                                    ------------------- -------------------
Total Liabilities and Stockholders' Deficiency                      $           635,964 $           652,396
                                                                    =================== ===================




     The accompanying notes are an integral part of the financial statements

                                   Elva, Inc.
      Consolidated Statements of Operations and Comprehensive Income (Loss)
                          Three Months Ended March 31,
                                   (unaudited)



                                                                                 2000                  1999
                                                                         --------------------  ---------------------

REVENUES                                                                 $             74,013  $              62,696
                                                                         --------------------  ---------------------
OPERATING EXPENSES
    Salaries                                                                          164,845                120,930
    Advertising                                                                         2,734                  9,373
    Royalty expense - related parties                                                       0                 24,363
    Depreciation and amortization                                                       9,329                  5,855
    General and administrative                                                        171,085                220,652
    Research and development                                                                0                      0
                                                                         --------------------  ---------------------

          Total operating expenses                                                    347,993                381,173
                                                                         --------------------  ---------------------

 Operating Loss                                                                      (273,980)              (318,477)
                                                                         --------------------  ---------------------

OTHER INCOME (EXPENSE):
    Interest income                                                                       351                  5,383
    Interest expense                                                                   (5,985)                (1,394)
    Foreign currency transaction gain (loss)                                            3,538                  4,749
                                                                         --------------------  ---------------------

          Total other income (expense)                                                 (2,096)                 8,738
                                                                         --------------------  ---------------------

Net loss before tax credit and minority interest                                     (276,076)              (309,739)

    Foreign income tax credit                                                           2,188                      0
    Minority interest in consolidated subsidiary income (loss)                              0                      0
                                                                         --------------------  ---------------------

Net loss                                                                             (273,888)              (309,739)

Other comprehensive income (loss):
    Foreign currency translation gain (loss)                                           43,240                (22,839)
                                                                         --------------------  ---------------------
Comprehensive loss                                                       $           (230,648) $            (332,578)
                                                                         ====================  =====================
Net loss per common share                                                $              (0.01) $               (0.01)
                                                                         ====================  =====================

Weighted average number of common shares outstanding                               21,500,000             21,500,000
                                                                         ====================  =====================













     The accompanying notes are an integral part of the financial statements

                                   Elva, Inc.
          Consolidated Statements of Stockholders' Equity (Deficiency)





                                                                                     Accumulated                         Total
                                                                       Additional   Comprehensive                    Stockholders'
                                             Number of      Common      Paid-in         Income                          Equity
                                               Shares        Stock      Capital         (Loss)          Deficit      (Deficiency)
                                            ------------  ----------- ------------ ---------------- --------------- ---------------
BEGINNING BALANCE,
December 31, 1998                             21,500,000  $     2,150 $    828,401 $        (52,349)$      (432,606)$       345,596

Year ended December 31, 1999:
   Other comprehensive income (loss)                   0            0            0           (1,175)              0          (1,175)
   Net loss                                            0            0            0                0        (723,712)       (723,712)
                                            ------------  ----------- ------------ ---------------- --------------- ---------------

BALANCE, December 31, 1999                    21,500,000        2,150      828,401          (53,524)     (1,156,318)       (379,291)

Three months ended March 31, 2000:
----------------------------------
(unaudited)
   Other comprehensive income (loss)                   0            0            0           43,240               0          43,240
   Net loss                                            0            0            0                0        (273,888)       (273,888)
                                            ------------  ----------- ------------ ---------------- --------------- ---------------

BALANCE, March 31, 2000 (unaudited)           21,500,000  $     2,150 $    828,401 $        (10,284)$    (1,430,206)$      (609,939)
                                            ============  =========== ============ ================ =============== ===============












     The accompanying notes are an integral part of the financial statements

                                   Elva, Inc.
                      Consolidated Statements of Cash Flows
                          Three Months Ended March 31,
                                   (unaudited)


                                                                                     2000                  1999
                                                                              ------------------    -------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                      $         (273,888)   $          (309,739)
Adjustments to reconcile net loss to net cash used by operating activities:
     Minority interest in consolidated subsidiary income                                       0                      0
     Depreciation                                                                          4,018                  1,656
     Amortization                                                                          5,311                  4,199
Changes in operating assets and liabilities:
     (Increase) decrease in accounts receivable                                           48,892                (16,834)
     (Increase) decrease in VAT receivable                                                30,548                 63,682
     (Increase) decrease in deposits and other assets                                    (15,058)               (17,578)
     (Increase) decrease in income tax credit receivable                                  (2,188)                     0
     Increase (decrease) in accounts payable                                              10,487                 10,717
     Increase (decrease) accrued expense - trade                                          10,886                  8,221
     Increase (decrease) salaries and payroll taxes                                         (855)                36,243
                                                                              ------------------    -------------------

Net cash  provided (used) by operating activities                                       (181,847)              (219,433)
                                                                              ------------------    -------------------

CASH FLOW FROM INVESTING ACTIVITIES:
     Purchase of property and equipment                                                   (1,828)               (30,236)
     (Increase expenditure) decrease application patent                                 (123,708)                (6,536)
                                                                              ------------------    -------------------

Net cash provided (used) by investing activities                                        (125,536)               (36,772)
                                                                              ------------------    -------------------

CASH FLOW FROM FINANCING ACTIVITIES:
     Shareholder advances                                                                197,640                      0
     Shareholder advance repayments                                                            0                 (7,117)
     Receipt of conditional government subsidy                                                 0                  4,083
     Proceeds of  long term debt - related party                                          97,455                206,005
     Debt payments                                                                        (3,043)                (3,422)
                                                                              ------------------    -------------------

Net cash provided by financing activities                                                292,052                199,549
                                                                              ------------------    -------------------

Effect of exchange rates on cash                                                          (2,771)               (20,351)
                                                                              ------------------    -------------------

Net increase (decrease) in cash and equivalents                                          (18,102)               (77,007)

CASH and equivalents, beginning of period                                                 97,476                293,604
                                                                              ------------------    -------------------

CASH and equivalents, end of period                                           $           79,374    $           216,597
                                                                              ==================    ===================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Interest Paid in Cash:                                                        $            5,985    $             1,394
                                                                              ==================    ===================










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

          e) Property and equipment All property and equipment are recorded at cost and depreciated over their estimated useful lives, using the straight-line method. Upon sale or retirement, the costs and related accumulated depreciation are eliminated from their respective accounts, and the resulting gain or loss is included in the results of operations. Repairs and maintenance charges which do not increase the useful lives of the assets are charged to operations as incurred. Depreciation expense was $4,018 and $1,656 for the three months ended March 31, 2000 and 1999, respectively.

          f) Cash and equivalents The company considers investments with an initial maturity of three months or less as cash equivalents.

          g) Patents The Company acquired two French patents, Nos. 95-15735 and 96-01872, from the founders of ELVA, SA. The Company is amortizing the cost of these patents over the remaining life of the patents. Patents in France have a 20 year life. Amortization expense was $5,311 and $4,199 for the three months ended March 31, 2000 and 1999, respectively.

                                   Elva, Inc.
                   Notes to Consolidated Financial Statements


(1) Summary of Significant Accounting Principles (Continued)
          h) Revenue recognition The Company's sole source of revenue has been from licensing its patented technology. The Company records revenue when earned under its licensing agreement. The Company intends to license its technology to others as well, rather than to manufacture the VOCALID cards for sale. The Company believes that it would be prohibitively expensive for it to establish its own manufacturing facilities and to do so would distract it from its efforts at getting its technology accepted as the world standard.

          i) Foreign currency transaction and translation gains(losses) The principal operating entity of the Company is its subsidiary, ELVA, SA, which is located in France. The Company opened a sales office in Los Angeles, California in April 2000. The functional currency of ELVA, SA is the French Franc, (FF). ELVA, SA has only one customer which is located in the US. ELVA, SA bills this customer in FF and is paid in US Dollars, (USD). ELVA, SA records a transaction gain or loss at the time of receipt of payment consisting of the difference between the amount of FF billed and the amount of FF the USD payment is converted into. On a consolidated basis the Company's reporting currency is the US Dollar.

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

                                   Elva, Inc.
                   Notes to Consolidated Financial Statements


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

         The significant components net deferred tax asset as of March 31, 2000, are:


Net operating losses                    $          572,000
Valuation allowance                               (572,000)
                                        ------------------
Net deferred tax asset                  $                0
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

                                   Elva, Inc.
                   Notes to Consolidated Financial Statements


(5) Related Party Transactions (Continued)
          (b) Long-term debt In 1998, ELVA, SA received approximately $204,500 from a third party as a loan. In December 1998, as part of the reverse merger, Elva, Inc. issued 3,440,000 shares of common stock in settlement of this debt. In March, May and September 1999 and March 2000, ELVA received additional traunches of this loan from the now related party, in the total amount of approximately $570,000. This loan is payable in full on January 1, 2002. The Company can, at its option, prepay all or part of this amount without penalty. The loan agreement does not carry a stated interest rate, although it references accrued interest. The Company is accruing interest at a rate of 10%, until it can get documentation from the lender as to the correct rate. The Company also received a $16,000 conditional loan from an unrelated company, under which the Company would not be liable for repayment if the Company hired at least one former technical employee of the other company. The Company has not done so and is repaying this loan at a rate of $3,000 per year. The repayment schedule is per the original agreement.

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

12 Month Plan of Operations

The Company's plan of operations for the next twelve (12) months is for it to further refine its marketing and sales strategy (See Part I, Item 1) and to develop a web site for its primary VocaliD(R) Smart Card System product. An average initial funding of $ 400,000 has been committed for suchwork. The Company plans to continually refine its strategy for capitalizing on recent trends within the Smart Card industry and to exploit such trends to its advantage. The Company plans to develop new and varied VocaliD(R) Smart Card systems, concepts and ventures in addition to its current VocaliD(R) Smart Card development plans.

The Company plans believes it can capitalize on the general Internet trend of increasing consumer usage and increasing levels of e-commerce transactions through providing the market the Company's VocaliD(R) Smart Card, which the Company believes will increase levels of person-to-person communication and which may directly increase levels of advertising and Web site linkage revenues. The Company believes that it is well positioned to profit from such opportunities.

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

Results of Operations -For the Three Months Ending March 31, 2000

Financial Condition, Capital Resources and Liquidity

For the 1st quarter ended March 31, 1999 and 2000 the Company recorded revenues of $62,696 and $74,013. The increase of $11,304 is due to increasing licensing revenue from ATMEL. For the 1st quarter ended March 31, 1999 and 2000 the Company had salary expenses of $120,930 and $164,845. This increase of $43,915 was due to an increase in the number of personnel employed by the Company.

For the 1st quarter ended March 31, 1999 and 2000, the Company had on a consolidated unaudited basis general and administrative expenses of $220,652 and $171,085, respectively. The decrease of $ 49,567 is due primarily to a one time consulting fee related to the Company's reverse merger, paid in 1999.

For the 1st quarter ended March 31, 1999 and 2000, the Company had on a consolidated unaudited basis total operating expenses of $381,173 and $347,993 of which approximately $5,652 is attributable to decrease in general, administrative and an increase in salaries by the Company, eliminating royalty payments to stockholders in the amount of $24,363.

Net Losses

For the 1st quarter ended March 31, 1999 and 2000, the Company reported a net loss from operations of $309,739 and $273,888 respectively.

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

To implement such plan, also during this initial phase, the Company intends to initiate a self-directed private placement under Rule 506 in order to raise the funds required by its development among which the financial means related to new staff, equipment and offices. Those needs are currently estimated by the management staff. The Company expects to accomplish its fund raising objective before June 1, 2000. No underwriters have been contacted and no known investors have been contacted with respect to such fund raising. In the event such placement is successful, the Company believes that it will have sufficient operating capital to meet the initial expansion goals and operating costs for a period of one (1) year.

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

Date:                          Signature              Title
------                         ------------           -----

 June 20, 2000         By:   /s/ Cedric Colnot
                      --------------------------
                       Cedric Colnot                  President & Director


 June 20, 2000         By: /s/ Patrick Misko
                      --------------------------
                        Patrick Misko                 Vice-President & Director