Form 10KSB/A
period 1999-12-31
ELVA INC
filed 2000-08-02
CIK 1103718

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Amendment 3
                                       to
                                   Form 10-KSB

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

         i) Foreign currency transaction and translation gains(losses) The principal operating entity of the Company is its subsidiary, ELVA, SA, which is located in France. The Company opened a sales office in Los Angeles, California in April 2000. The functional currency of ELVA, SA, as well as on a consolidated basis is the French Franc, (FF). ELVA, SA has only one customer which is located in the US. ELVA, SA bills this customer in FF and is paid in US Dollars, (USD). ELVA, SA records a transaction gain or loss at the time of receipt of payment consisting of the difference between the amount of FF billed and the amount of FF the USD payment is converted into. On a consolidated basis the Company's reporting currency is the US Dollar. The Company translated the income statement items using the average exchange rate for the period and balance sheet items using the end of period exchange rate, except for equity items, which are translated at historical rates, in accordance with SFAS 52

          j) Research & development Research & development expenses are expensed in the period incurred.

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
                                        ==================

         The Company's subsidiary, ELVA, SA, applied for research and development income tax credits with the French government for the years ended December 31, 1999, 1998 and 1997. The credits are applied for on the Company's annual income tax return in mid-1998, 1999 and 2000. The amounts applied for were approximately $94,800, $15,300 and $94,400 for 1999, 1998 and 1997, respectively. In the 4th quarter of 1999, ELVA, SA was notified by the French government of the approval of the application for 1997, and that payment by the government would occur in late 2000. The Company sold this receivable to its bank on a nonrecourse basis, in exchange for cash in the amount of $94,400. It is now expected that the government will approve the 1998 and 1999 credits. They are expected to be paid $15,300 in 2001 and $94,800 in 2002. In 1996, ELVA, SA entered its technology in an annual technology competition. This competition is administered by ANVAR, a french quasi-governmental agency established to reward technology advances by French commercial enterprises. Elva received one of the awards from ANVAR for its technology. The Company believes, based on the foregoing, that it is morelikely than not that the Company will receive these ongoing tax credits from the French government. These credits reduce the income tax benefit of its net operating loss carry-forwards for the French subsidiary on a one for one basis.

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