Form 10QSB
period 2000-06-30
ELVA INC
filed 2000-08-14
CIK 1103718

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarter ended: June 30, 2000

Commission file no.   29201


                                   ELVA, INC.
                  --------------------------------------------
               (Name of small business registrant in its charter)

          Florida                                              65-0790761
-------------------------------                             -------------------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                               Identification No.)

222 Lakeview Avenue, Suite 415
West Palm Beach, Florida                                         33401
- -------------------------------------                        ----------
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

         As of June 30, 2000, there are 21,500,000 shares of voting stock of the registrant issued and outstanding.


PART I

Item 1.      Financial Statements




                          INDEX TO FINANCIAL STATEMENTS


Consolidated Balance Sheets..................................................F-2

Consolidated Statements of Operations and Comprehensive Income (Loss)........F-3

Consolidated Statements of Stockholders' Equity (Deficiency).................F-4

Consolidated Statements of Cash Flows........................................F-5

Notes to Consolidated Financial Statements...................................F-6

                                   Elva, Inc.
                           Consolidated Balance Sheets

                                                               December 31, 1999     June 30, 2000
                                                              ------------------- -------------------
                                                                                      (unaudited)
                                   ASSETS
CURRENT ASSETS
  Cash and equivalents                                        $            97,476 $            28,515
  Accounts receivable                                                      55,958              19,572
  VAT tax receivable                                                       42,251              19,465
                                                              ------------------- -------------------
          Total current assets                                            195,685              67,552
                                                              ------------------- -------------------

PROPERTY AND EQUIPMENT
  Computers and equipment                                                  72,036              71,714

        Less accumulated depreciation                                     (28,843)            (35,383)
                                                              ------------------- -------------------

          Net property and equipment                                       43,193              36,331
                                                              ------------------- -------------------

OTHER ASSETS
  Deposits and other assets                                                16,134              20,804
  Income tax credit receivable                                            111,791             108,429
  Patent                                                                  313,092             416,250

        Less accumulated amortization                                     (43,931)            (51,657)
                                                              ------------------- -------------------

          Net other assets                                                397,086             493,826
                                                              ------------------- -------------------
Total Assets                                                  $           635,964 $           597,709
                                                              =================== ===================

                  LIABILITIES AND STOCKHOLDERS' DEFICIENCY
CURRENT LIABILITIES
   Accounts payable                                           $            46,006 $           111,174
   Accrued Expenses
       Trade                                                               34,919              24,569
       Salaries and payroll taxes                                         126,644             159,535
   Current portion of long-term debt                                        2,450               1,748
   Advances from shareholders                                                   0             152,387
   Conditional government subsidy                                          95,365              76,483
                                                              ------------------- -------------------

          Total current liabilities                                       305,384             525,896
                                                              ------------------- -------------------

LONG-TERM DEBT
   Conditional government subsidy                                         190,729             310,496
   Other long-term debt                                                     9,802               6,993
   Long-term debt - related party                                         509,341             673,268
                                                              ------------------- -------------------

          Total long-term debt                                            709,872             990,757
                                                              ------------------- -------------------
Total Liabilities                                                       1,015,256           1,516,653
                                                              ------------------- -------------------
Minority interest in consolidated subsidiary                                    0                   0
                                                              ------------------- -------------------

STOCKHOLDERS' DEFICIENCY
  Preferred stock, $0.0001 par value, authorized 10,000,000
     shares; none issued and outstanding                                        0                   0
  Common stock, $0.0001 par value, authorized 50,000,000
     shares; 21,500,000 issued and outstanding shares                       2,150               2,150
  Additional paid-in capital                                              828,401             828,401
  Accumulated comprehensive income (loss)                                 (53,525)             (9,915)
  Deficit                                                              (1,156,318)         (1,739,580)
                                                              ------------------- -------------------

          Total stockholders' deficiency                                 (379,292)           (918,944)
                                                              ------------------- -------------------
Total Liabilities and Stockholders' Deficiency                $           635,964 $           597,709
                                                              =================== ===================


     The accompanying notes are an integral part of the financial statements

                                   Elva, Inc.
      Consolidated Statements of Operations and Comprehensive Income (Loss)
                            Six Months Ended June 30,
                                   (Unaudited)



                                                                           1999               2000
                                                                    ------------------ -------------------
REVENUES                                                            $          136,763 $           191,062
                                                                    ------------------ -------------------

OPERATING EXPENSES
    Salaries                                                                   259,726             339,438
    Advertising                                                                 46,016              31,364
    Royalty expense - related parties                                                0                   0
    Depreciation and amortization                                               15,049              17,642
    General and administrative                                                 446,567             374,386
    Research and development                                                         0                   0
                                                                    ------------------ -------------------

          Total operating expenses                                             767,358             762,830
                                                                    ------------------ -------------------

 Operating Loss                                                               (630,595)           (571,768)
                                                                    ------------------ -------------------

OTHER INCOME (EXPENSE):
    Interest income                                                              8,032               1,357
    Interest expense                                                            (5,395)            (15,943)
    Foreign currency transaction gain (loss)                                     4,109               3,093
                                                                    ------------------ -------------------

          Total other income (expense)                                           6,746             (11,493)
                                                                    ------------------ -------------------

Net loss before tax credit and minority interest                              (623,849)           (583,261)

    Foreign income tax credit                                                        0                   0
    Minority interest in consolidated subsidiary income (loss)                       0                   0
                                                                    ------------------ -------------------

Net loss                                                                      (623,849)           (583,261)

Other comprehensive income (loss):
    Foreign currency translation gain (loss)                                   (25,448)             43,610
                                                                    ------------------ -------------------
Comprehensive loss                                                  $         (649,297)$          (539,651)
                                                                    ================== ===================

Net loss per common shares                                          $            (0.03)$             (0.03)
                                                                    ================== ===================

Weighted average number of shares                                           21,500,000          21,500,000
                                                                    ================== ===================







     The accompanying notes are an integral part of the financial statements

                                   Elva, Inc.
          Consolidated Statements of Stockholders' Equity (Deficiency)



                                                                                Accumulated                         Total
                                                                  Additional   Comprehensive                    Stockholders'
                                        Number of      Common      Paid-in         Income                          Equity
                                          Shares        Stock      Capital         (Loss)          Deficit      (Deficiency)
                                       ------------  ----------- ------------ ---------------- --------------- ---------------
BEGINNING BALANCE,
December 31, 1998                        21,500,000  $     2,150 $    828,401 $        (52,349)$      (432,606)$       345,596

Year Ended December 31, 1999:
   Other comprehensive income (loss)              0            0            0           (1,175)              0          (1,175)

   Net loss                                       0            0            0                0        (723,712)       (723,712)
                                       ------------  ----------- ------------ ---------------- --------------- ---------------

BALANCE, December 31, 1999               21,500,000        2,150      828,401          (53,524)     (1,156,318)       (379,291)

Six Months Ended June 30, 2000:
-------------------------------
(unaudited)
   Other comprehensive income (loss)              0            0            0           43,610               0          43,610

   Net loss                                       0            0            0                0        (583,262)       (583,262)
                                       ------------  ----------- ------------ ---------------- --------------- ---------------

ENDING BALANCE, June 30, 2000
(unaudited)                              21,500,000  $     2,150 $    828,401 $         (9,914)$    (1,739,580)$      (918,943)
                                       ============  =========== ============ ================ =============== ===============












     The accompanying notes are an integral part of the financial statements

                                   Elva, Inc.
                      Consolidated Statements of Cash Flows
                            Six Months Ended June 30,
                                   (Unaudited)


                                                                                     1999                  2000
                                                                              ------------------    -------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                      $         (623,849)   $          (583,262)
Adjustments to reconcile net loss to net cash used by operating activities:
     Minority interest in consolidated subsidiary income                                       0                      0
     Depreciation                                                                          6,711                  7,752
     Amortization                                                                          7,367                  9,664
Changes in operating assets and liabilities:
     (Increase) decrease in accounts receivable                                           56,354                 33,785
     (Increase) decrease in VAT receivable                                                77,879                 20,804
     (Increase) decrease in deposits and other assets                                     (8,178)                (5,478)
     (Increase) decrease in income tax credit receivable                                       0                      0
     Increase (decrease) in accounts payable                                              55,406                 67,673
     Increase (decrease) accrued expense - trade                                         (87,925)                (8,689)
     Increase (decrease) salaries and payroll taxes                                       76,434                 39,214
                                                                              ------------------    -------------------

Net cash  provided (used) by operating activities                                       (439,801)              (418,537)
                                                                              ------------------    -------------------

CASH FLOW FROM INVESTING ACTIVITIES:
     Purchase of property and equipment                                                  (32,991)                (3,204)
     (Increase expenditure) decrease application patent                                   (8,749)              (108,890)
                                                                              ------------------    -------------------

Net cash provided (used) by investing activities                                         (41,740)              (112,094)
                                                                              ------------------    -------------------

CASH FLOW FROM FINANCING ACTIVITIES:
     Shareholder advances                                                                      0                157,965
     Shareholder advance repayments                                                       (1,053)                     0
     Receipt of conditional government subsidy                                             8,923                121,287
     Proceeds of  long term debt - related party                                         398,299                191,505
     Debt payments                                                                        (3,319)                (3,072)
                                                                              ------------------    -------------------

Net cash provided by financing activities                                                402,850                467,685
                                                                              ------------------    -------------------

Effect of exchange rates on cash                                                         (24,545)                (6,015)
                                                                              ------------------    -------------------

Net increase (decrease) in cash and equivalents                                         (103,236)               (68,961)

CASH and equivalents, beginning of period                                                293,604                 97,476
                                                                              ------------------    -------------------

CASH and equivalents, end of period                                           $          190,368    $            28,515
                                                                              ==================    ===================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Interest Paid in Cash:                                                        $            5,395    $            15,943
                                                                              ==================    ===================




     The accompanying notes are an integral part of the financial statements

                                   Elva, Inc.
                   Notes to Consolidated Financial Statements
                (Information with respect to the six months ended
                      June 30, 2000 and 1999 is unaudited)


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

         e) Property and equipment All property and equipment are recorded at cost and depreciated over their estimated useful lives, using the straight-line method. Upon sale or retirement, the costs and related accumulated depreciation are eliminated from their respective accounts, and the resulting gain or loss is included in the results of operations. Repairs and maintenance charges which do not increase the useful lives of the assets are charged to operations as incurred. Depreciation expense was $7,752 and $6,711 for the six months ended June 30, 2000 and 1999, respectively.

         f) Cash and equivalents The company considers investments with an initial maturity of three months or less as cash equivalents.

         g) Patents The Company acquired two French patents, Nos. 95-15735 and 96-01872, from the founders of ELVA, SA. The Company is amortizing the cost of these patents over the remaining life of the patents. Patents in France have a 20 year life. Amortization expense was $9,664 and $7,367 for the six months ended June 30, 2000 and 1999, respectively.

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

         i) Foreign currency transaction and translation gains(losses) The principal operating entity of the Company is its subsidiary, ELVA, SA, which is located in France. The Company opened a sales office in Los Angeles, California in April 2000. The functional currency of ELVA, SA, as well as on a consolidated basis, is the French Franc, (FF). ELVA, SA has only one customer which is located in the US. ELVA, SA bills this customer in FF and is paid in US Dollars, (USD). ELVA, SA records a transaction gain or loss at the time of receipt of payment consisting of the difference between the amount of FF billed and the amount of FF the USD payment is converted into. On a consolidated basis the Company's reporting currency is the US Dollar. The Company translated the income statement items using the average exchange rate for the period and balance sheet items using the end of period exchange rate, except for equity items, which are translated at historical rates, in accordance with SFAS 52.

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

         m) Interim financial information The financial statements for the six months ended June 30, 2000 and 1999 are unaudited and include all adjustments which in the opinion of management are necessary for fair presentation, and such adjustments are of a normal and recurring nature. The results for the three months are not indicative of a full year results.

(2) Stockholders' Equity The Company has authorized 50,000,000 shares of $0.0001 par value common stock and 10,000,000 shares of $0.0001 par value preferred stock. Rights and privileges of the preferred stock are to be determined by the Board of Directors prior to issuance. The Company has 21,500,000, shares of common stock issued and outstanding at December 31, 1998 and September 30, 1999.

         In September 1997, the Company issued 9,000,000 shares to its founder for services rendered to the Company valued at $9,000. In April 1998, the Company completed a Regulation D Rule 504 Placement for 1,757,376 shares in exchange for $17,574 cash. In April 1998, a majority shareholder donated 9,000,000 shares of common stock to the Company. In June 1998, 9,000,000 shares were issued for $32,500 in cash. During the third quarter of 1998, the Company issued 2,700,000 shares of common stock for $54,000 in cash. In December 1998, 9,557,376 shares were donated to the Company. In December 1998, the Company issued 14,160,000 shares for 26,326 of the 26,336 shares issued and outstanding of ELVA, SA, a French corporation. Additionally, in conjunction with this acquisition, the Company issued 3,440,000 shares to a third party in

                                   Elva, Inc.
                   Notes to Consolidated Financial Statements


(2) Stockholders' Equity (Continued) settlement of a $204,550 loan the third party had made to ELVA, SA. As the common stock of the Company was not listed at the date of acquisition, the fair value of the stock issued to settle this debt was not determinable and the Company elected to use the loan amount outstanding to value this transaction.

(3) Income Taxes Deferred income taxes (benefits) are provided for certain income and expenses which are recognized in different periods for tax and financial reporting purposes. The Company had net operating loss carry- forwards for income tax purposes of approximately $1,739,000, which expire $68,000 on December 31, 2011, $132,000 on December 31, 2117, $232,000 on December 31, 2118, $724,000 on December 31, 2119 and
         $583,000 on December 31, 2020. The amount recorded as a deferred tax asset, cumulative as of June 30, 2000 and 1999 is approximately $696,000 and $422,000, respectively, which represents the amount of tax benefits of the loss carry-forwards. The Company has established a valuation allowance for this deferred tax asset of $572,000 and $297,000, as the Company has no history of profitable operations.

         The significant components net deferred tax asset as of June 30, 2000, are:


     Net operating losses                    $          696,000
     Valuation allowance                               (696,000)
                                             ------------------
     Net deferred tax asset                  $                0
                                             ==================

         The Company's subsidiary, ELVA, SA, applied for research and development income tax credits with the French government for the years ended December 31, 1999, 1998 and 1997. The credits are applied for on the Company's annual income tax return in mid-1998, 1999 and 2000. The amounts applied for were approximately $94,800, $15,300 and $94,400 for 1999, 1998 and 1997, respectively. In the 4th quarter of 1999, ELVA, SA was notified by the French government of the approval of the application for 1997, and that payment by the government would occur in late 2000. The Company sold this receivable to its bank on a non-recourse basis, in exchange for cash in the amount of $94,400. It is now expected that the government will approve the 1998 and 1999 credits. They are expected to be paid $15,300 in 2001 and $94,800 in 2002. In 1996, ELVA, SA entered its technology in an annual technology competition. This competition is administered by ANVAR, a French quasi-governmental agency established to reward technology advances by French commercial enterprises. Elva received one of the awards from ANVAR for its technology. The Company believes, based on the foregoing, that it is more likely than not that the Company will receive these ongoing tax credits from the French government. These credits reduce the income tax benefit of its net operating loss carry-forwards for the French subsidiary on a one for one basis.

(4) Going Concern As shown in the accompanying consolidated financial statements, the Company incurred net losses totaling $583,000 for the six months ended June 30, 2000, and reflects a stockholders' deficiency of approximately $919,000 as of June 30, 2000. These conditions raise substantial doubt as to the ability of the Company to continue as a going concern. The ability of the Company to continue as a going concern is dependent  upon  increasing  sales and obtaining  additional capital and financing. The Company has retained a registered broker/dealer to raise additional funds for the Company in an amount up to $5,000,000. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

(5) Related Party Transactions
         (a) Patents The Company acquired two French patents, Nos. 95-15735 and 96-01872, from the founders of ELVA, SA for 21,069 shares of common stock of ELVA, SA valued at $320,700, based on their historical cost,

                                   Elva, Inc.
                   Notes to Consolidated Financial Statements


(5) Related Party Transactions (Continued)
         (a) Patents (continued) and approximately $3,333 per month, for the life of the patents as royalty payments, beginning in March 1997. These ELVA, SA shares were part of the original issue shares of ELVA, SA, and accordingly had no fair market value at that time. After approximately 8 months, the principals realized that the Company did not have the cash flow to continue to make the payments to them and continue to develop the marketing efforts and suspended the payments. In February 1999, the Company and the founders entered into a new agreement which called for total additional payment of approximately $116,700, with an initial payment of approximately $25,000, and quarterly payments of approximately $11,500, beginning on February 1, 2000. This new agreement also encompassed the international patent application filed with the World Organization of Intellectual Property, principally for the US, Canada, Europe and Japan. It also encompasses the trademark "VOCALID," No. 96-605347, registered at INPI in January 11, 1996.

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

                                   Elva, Inc.
                   Notes to Consolidated Financial Statements


(8) Conditional Government Subsidies (Continued) In the second quarter, the Company received a new grant of approximately $100,000 that is intended to aid French companies in export efforts. If the Company fails to increase export sales to certain levels over the ensuing three years, the Company is not required to repay this advance. If the Company is successful in increasing export sales, it will be required to repay some to all of the advance, based on the actual increases, beginning in approximately three years.

(9) Subsequent Events
         (a) Related party transactions - long-term debt In July 2000, the Company entered into an agreement with the holder of its related party long-term debt to exchange 1,720,000 shares of common stock for $561,752 of the existing long-term debt.

         (b) Stockholders' equity In July 2000, the Company sold 3,490,000 shares of common stock to a British Virgin Islands investment company in exchange for $1,139,894 in cash. In July 2000, the Company sold 300,000 shares of common stock to an individual in exchange for $97,980 in cash. This individual is joining the Company as the Vice President-Finance in September 2000. In July 2000, the Company agreed to exchange 1,720,000 shares of common stock for $561,752 of existing long-term debt. All three of these transactions were concluded at $0.3266 per share.

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

Results of Operations -For the Six Months Ending June 30, 2000

Financial Condition, Capital Resources and Liquidity

For the six months ending June 30, 1999 and 2000 the Company recorded revenues of $136,763 and $191,062. The increase of $54,299 is due to increases in cash due to financing activities. For the six months ending June 30, 1999 and 2000 the Company had total salary expenses for the year of $259,726 and $339,438 respectively. This increase of $79,712 was due to an increase in the number of personnel employed by the Company.

In the second quarter, the Company received a new grant of approximately $100,000 that is intended to aid French companies in export efforts. If the Company fails to increase export sales to certain levels over the ensuing three years, the Company is not required to repay this advance. If the Company is successful in increasing export sales, it will be required to repay some to all of the advance, based on the actual increases, beginning in approximately three years.

For the six months ending June 30, 1999 and 2000, the Company had on a consolidated unaudited basis general and administrative expenses of $446,567 and $374,386, respectively. The decrease of $ 72,181 is due primarily to a one time consulting fee related to the Company's reverse merger, paid in 1999.

For the six months ending June 30, 1999 and 2000, the Company had on a consolidated unaudited basis total operating expenses of $767,358 and $762,830 of which approximately $4,528 is attributable to decrease in general, administrative and an increase in salaries by the Company.

Net Losses

For the six months ending June 30, 1999 and 2000, the Company reported a net loss from operations of $630,595 and $571,768 respectively.

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

To implement such plan, also during this initial phase, the Company intends to initiate a self-directed private placement under Rule 506 in order to raise the funds required by its development among which the financial means related to new staff, equipment and offices. Those needs are currently estimated by the management staff. The Company expects to accomplish its fund raising objective before August 31, 2000. No underwriters have been contacted and no known investors have been contacted with respect to such fund raising. In the event such placement is successful, the Company believes that it will have sufficient operating capital to meet the initial expansion goals and operating costs for a period of one (1) year.

Employees

Next year, ELVA intends to hire new persons in North America, Asia and Europe in order to widen its marketing worldwide and to ensure the evolution of the technology.

As of June 30, 2000, ELVA had a total of 15 employees, of which 6 are employed in sales and marketing, 6 are employed in product development, 1 is employed in professional services and customer support, 1 is employed in internal operations support, and 1 is employed in administration and finance. Our future performance depends in significant part upon the continued service of our key technical and management personnel, and our continuing ability to attract and retain highly qualified and motivated personnel in all areas of our operations. Competition for such personnel is intense. We provide no assurance that we can retain key managerial and technical employees or that we can attract, assimilate or retain other highly qualified personnel in the future. Our employees are not represented by a labor union. We have not experienced any work stoppages and consider our employee relations to be good.

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

Item 2. Changes in Securities and Use of Proceeds

         Beginning on February 1, 2000 the Company commenced making quarterly royalty payments of approximately $11,500 to the founders of ELVA, SA for two French patents, Nos. 95-15735 and 96-0182, which were transferred to the Company.[See: Item 5. Other Information below for subsequent developments]

Item 3. Defaults in Senior Securities

         None

Item 4. Submission of Matters to a Vote of Security Holders.

         No matter was submitted during the quarter ending March 31, 2000, covered by this report to a vote of the Company's shareholders, through the solicitation of proxies or otherwise.

Item 5. Other Information

         In July 2000, the Company entered into an agreement with the holder of its related party long-term debt to exchange 1,720,000 shares of common stock for $561,752 of the existing long- term debt.

         In July 2000, the Company sold 3,490,000 shares of common stock to a British Virgin Islands investment company in exchange for $1,139,894 in cash. In July 2000, the Company sold 300,000 shares of common stock to an individual in exchange for $97,980 in cash. This individual is joining the Company as the Vice President-Finance in September 2000.

         In July 2000, the Company agreed to exchange 1,720,000 shares of common stock for $561,752 of existing long-term debt. All three of these transactions were concluded at $0.3266 per share. None.

Item 6. Exhibits and Reports on Form 8-K

         (a)  The  exhibits  required  to be  filed  herewith  by  Item  601  of
Regulation  S-B,  as  described  in  the  following   index  of  exhibits,   are
incorporated herein by reference, as follows:

Exhibit No.  Description
----------   -------------------------------------------------------
3(i).1       Articles of Incorporation of ELVA, INC. f/k/a/ Computer Research Technology, Inc.,
             effective August 15, 1997

3(i).2       Amended Articles of Incorporation of ELVA, INC. f/k/a/ Computer Research
             Technology, Inc., filed January 29, 1999.

3(ii).1      Bylaws of ELVA, INC. f/k/a/ Computer Research Technology, Inc

10.1         Letter of Intent dated December 19, 1998 between Computer Research Technologies,
             Inc.,  and ELVA,SA.

27.1     *   Financial Data Schedule

-----------------------------------------------------

(1) Incorporated herein by reference to the Company's Registration Statement on Form 10-SB.

*    Filed herewith

     (b) No Reports on Form 8-K were filed during the quarter ended March 31, 2000.


                                   SIGNATURES
                            ------------------------

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    ELVA, INC.
                                    (Registrant)

Date:    August 14, 2000            /s/   Cedric Colnot
                                    ------------------------
                                    Cedric Colnot, President

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:                         Signature                 Title

August 14, 2000      By: /s/   Cedric Colnot
                          -------------------------
                             Cedric Colnot             President & Director

August 14, 2000      By: /s/  Patrick Misko
                          -------------------------
                             Patrick Misko             Vice-President & Director