Form 10QSB
period 2000-09-30
ELVA INC
filed 2000-11-14
CIK 1103718

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended: September 30, 2000

Commission file no.   29201

                                   ELVA, INC.
          ------------------------------------------------------------
                 (Name of Small Business Issuer in its Charter)

          Florida                                              65-0790761
-------------------------------                             -------------------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                               Identification No.)

222 Lakeview Avenue, Suite 415
West Palm Beach, Florida                                         33401
- -------------------------------------                        ----------
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

         As of September 30, 2000, there are 27,010,000 shares of voting stock of the registrant issued and outstanding.


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

Consolidated Statements of Operations and Comprehensive Income (Loss).....F-3

Consolidated Statements of Stockholders' Equity (Deficiency)..............F-4

Consolidated Statements of Cash Flows.....................................F-5

Notes to Consolidated Financial Statements................................F-6

                                   Elva, Inc.
                           Consolidated Balance Sheets

                                                                          September 30, 2000    December 31, 1999
                                                                         -------------------- ---------------------
                                                                             (unaudited)
                                 ASSETS
CURRENT ASSETS
  Cash and equivalents                                                   $            696,253 $              97,476
  Accounts receivable                                                                  76,833                55,958
  VAT tax receivable                                                                   33,209                42,251
                                                                         -------------------- ---------------------
          Total current assets                                                        806,295               195,685
                                                                         -------------------- ---------------------

PROPERTY AND EQUIPMENT
  Computers and equipment                                                              79,337                72,036
                                                                                                                   )
        Less accumulated depreciation                                                 (36,576)              (28,843)
                                                                         -------------------- ---------------------

          Net property and equipment                                                   42,761                43,193
                                                                         -------------------- ---------------------

OTHER ASSETS
  Deposits and other assets                                                            14,573                16,134
  Income tax credit receivable                                                         99,454               111,791
  Patent                                                                              395,729               313,092
                                                                                                                   )
        Less accumulated amortization                                                 (52,483)              (43,931)
                                                                         -------------------- ---------------------

          Net other assets                                                            457,273               397,086
                                                                         -------------------- ---------------------
Total Assets                                                             $          1,306,329 $             635,964
                                                                         ==================== =====================

            LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
CURRENT LIABILITIES
   Accounts payable                                                      $             64,277 $              46,006
   Accrued Expenses
       Trade                                                                           26,929                34,919
       Salaries and payroll taxes                                                     108,890               126,644
   Current portion of long-term debt                                                        0                 2,450
   Advances from shareholders                                                          46,958                     0
   Conditional government subsidy                                                     107,404                95,365
                                                                         -------------------- ---------------------

          Total current liabilities                                                   354,458               305,384
                                                                         -------------------- ---------------------

LONG-TERM DEBT
   Conditional government subsidy                                                     214,805               190,729
   Other long-term debt                                                                 8,017                 9,802
   Long-term debt - related party                                                      86,461               509,341
                                                                         -------------------- ---------------------

          Total long-term debt                                                        309,283               709,872
                                                                         -------------------- ---------------------
Total Liabilities                                                                     663,741             1,015,256
                                                                         -------------------- ---------------------
Minority interest in consolidated subsidiary                                                0                     0
                                                                         -------------------- ---------------------

STOCKHOLDERS' EQUITY (DEFICIENCY)
  Preferred stock, $0.0001 par value, authorized 10,000,000 shares;
     none issued and outstanding                                                            0                     0
  Common stock, $0.0001 par value, authorized 50,000,000 shares;
     21,500,000 and 27,010,000 issued and outstanding shares, respectively              2,701                 2,150
  Additional paid-in capital                                                        2,623,206               828,401
  Accumulated comprehensive income (loss)                                              (2,276)              (53,525)
  Deficit                                                                          (1,981,043)           (1,156,318)
                                                                         -------------------- ---------------------

          Total stockholders' equity (deficiency)                                     642,588              (379,292)
                                                                         -------------------- ---------------------
Total Liabilities and Stockholders' Equity (Deficiency)                  $          1,306,329 $             635,964
                                                                         ==================== =====================

     The accompanying notes are an integral part of the financial statements

                                   Elva, Inc.
      Consolidated Statements of Operations and Comprehensive Income (Loss)
                                   (Unaudited)



                                                               Three Months Ended            Nine Months Ended
                                                                 September 30,                 September 30,
                                                          ----------------------------  ----------------------------

                                                               2000           1999         2000             1999
                                                          --------------- ------------- -------------- -------------
REVENUES                                                  $        90,793 $     134,460 $      281,855 $     271,223
                                                          --------------- ------------- -------------- -------------

OPERATING EXPENSES
    Salaries                                                      133,747       128,566        473,185       388,292
    Advertising                                                       954        14,317         32,318        60,333
    Royalty expense - related parties                                   0             0              0             0
    Depreciation and amortization                                   9,545           890         27,187        15,939
    General and administrative                                    186,865        84,809        561,251       531,376
    Research and development                                            0             0              0             0
                                                          --------------- ------------- -------------- -------------

          Total operating expenses                                331,111       228,582      1,093,941       995,940
                                                          --------------- ------------- -------------- -------------

 Operating Loss                                                  (240,318)      (94,122)      (812,086)     (724,717)
                                                          --------------- ------------- -------------- -------------

OTHER INCOME (EXPENSE):
    Other income                                                        0        50,615              0        53,252
    Interest income                                                 1,432           404          2,789           404
    Interest expense                                               (5,433)       (1,609)       (21,376)       (1,609)
    Foreign currency transaction gain (loss)                        2,855          (843)         5,948         3,266
                                                          --------------- ------------- -------------- -------------

          Total other income (expense)                             (1,146)       48,567        (12,639)       55,313
                                                          --------------- ------------- -------------- -------------

Net loss before tax credit and minority interest                 (241,464)      (45,555)      (824,725)     (669,404)

    Foreign income tax credit                                           0             0              0             0
    Minority interest in consolidated subsidiary income                 0             0              0             0
(loss)
                                                          --------------- ------------- -------------- -------------

Net loss                                                         (241,464)      (45,555)      (824,725)     (669,404)

Other comprehensive income (loss):
    Foreign currency translation gain (loss)                        7,639       (40,215)        51,249       (65,663)
                                                          --------------- ------------- -------------- -------------
Comprehensive loss                                        $      (233,825)$     (85,770)$     (773,476)$    (735,067)
                                                          =============== ============= ============== =============

Net loss per common share                                 $         (0.01)$       (0.01)$       (0.04) $       (0.03)
                                                          =============== ============= ============== =============

Weighted average number of shares                              24,068,370    21,500,000     22,362,372    21,500,000
                                                          =============== ============= ============== =============








     The accompanying notes are an integral part of the financial statements

                                   Elva, Inc.
          Consolidated Statements of Stockholders' Equity (Deficiency)





                                                                                     Accumulated                     Total
                                                                       Additional   Comprehensive                Stockholders'
                                             Number of      Common      Paid-in       Income                        Equity
                                               Shares        Stock      Capital       (Loss)         Deficit      (Deficiency)
                                            ------------  ----------- ------------ -------------- ------------- ---------------
BEGINNING BALANCE,
December 31, 1998                             21,500,000  $     2,150 $    828,401 $      (52,349)$    (432,606)$       345,596

Year Ended December 31, 1999:
   Other comprehensive income (loss)                   0            0            0         (1,175)            0          (1,175)

   Net loss                                            0            0            0              0      (723,712)       (723,712)
                                            ------------  ----------- ------------ -------------- ------------- ---------------

BALANCE, December 31, 1999                    21,500,000        2,150      828,401        (53,524)   (1,156,318)       (379,291)

Nine Months Ended September 30, 2000:
-------------------------------------
(unaudited)
   Conversion of debt of subsidiary for stock  1,720,000          172      557,305              0             0         557,477
   Shares issued for cash                      3,790,000          379    1,237,500              0             0       1,237,879
   Other comprehensive income (loss)                   0            0            0         51,248             0          51,248

   Net loss                                            0            0            0              0      (824,725)       (824,725)
                                            ------------  ----------- ------------ -------------- ------------- ---------------

ENDING BALANCE, September 30, 2000
(unaudited)                                   27,010,000  $     2,701 $  2,623,206 $       (2,276)$  (1,981,043)$       642,588
                                            ============  =========== ============ ============== ============= ===============













     The accompanying notes are an integral part of the financial statements

                                   Elva, Inc.
                      Consolidated Statements of Cash Flows
                         Nine Months Ended September 30,
                                   (Unaudited)


                                                                                     2000                  1999
                                                                              ------------------    -------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                      $         (824,725)   $          (669,404)
Adjustments to reconcile net loss to net cash used by operating activities:
     Minority interest in consolidated subsidiary income                                       0                      0
     Depreciation                                                                         12,242                  1,666
     Amortization                                                                         15,184                  8,761
     Foreign exchange transaction (gain) loss                                             (5,948)                     0
     Amortization of conditional government subsidy                                       (2,723)               (83,772)
Changes in operating assets and liabilities:
     (Increase) decrease in accounts receivable                                          (30,047)                 3,288
     (Increase) decrease in VAT receivable                                                 3,920                 43,223
     (Increase) decrease in deposits and other assets                                       (533)                (6,183)
     (Increase) decrease in income tax credit receivable                                  (2,059)                     0
     Increase (decrease) in accounts payable                                              25,893                 12,531
     Increase (decrease) accrued expense - trade                                          (3,795)                26,516
     Increase (decrease) salaries and payroll taxes                                       (1,945)                57,682
                                                                              ------------------    -------------------

Net cash  provided (used) by operating activities                                       (814,536)              (605,692)
                                                                              ------------------    -------------------

CASH FLOW FROM INVESTING ACTIVITIES:
     Purchase of property and equipment                                                  (17,604)               (47,533)
     (Increase expenditure) application patent                                          (131,478)               (13,060)
                                                                              ------------------    -------------------

Net cash provided (used) by investing activities                                        (149,082)               (60,593)
                                                                              ------------------    -------------------

CASH FLOW FROM FINANCING ACTIVITIES:
     Common stock issued for cash                                                      1,237,879                      0
     Shareholder advances                                                                 50,372                      0
     Shareholder advance repayments                                                            0                 (4,896)
     Receipt of conditional government subsidy                                            15,384                      0
     Proceeds of  long term debt - related party                                         189,402                522,517
     Increase note payable - supplier                                                          0                  1,199
     Debt payments                                                                        (2,867)                     0
                                                                              ------------------    -------------------

Net cash provided by financing activities                                              1,490,170                518,820
                                                                              ------------------    -------------------

Effect of exchange rates on cash                                                          72,225                (32,706)
                                                                              ------------------    -------------------

Net increase (decrease) in cash and equivalents                                          598,777               (180,171)

CASH and equivalents, beginning of period                                                 97,476                293,604
                                                                              ------------------    -------------------

CASH and equivalents, end of period                                           $          696,253    $           113,433
                                                                              ==================    ===================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest Paid in Cash:                                                        $           21,376    $             1,609
                                                                              ==================    ===================

Non-Cash Financing Activities:
Debt converted to common stock                                                $          557,477    $                 0
                                                                              ==================    ===================




     The accompanying notes are an integral part of the financial statements

                                   Elva, Inc.
                   Notes to Consolidated Financial Statements
                  (Information with respect to the nine months
                ended September 30, 2000 and 1999 is unaudited)


(1) Summary of Significant Accounting Principles
      TheCompany  Elva,   Inc.,  (the   "Company"),   is  a  Florida   chartered
          corporation which conducts business from its offices in West Palm Beach, Florida, Silicon Valley, California, Paris, France and Singapore. The Company was incorporated on August 15, 1997 as Computer Research Technologies, Inc., and changed its name to Elva, Inc. on January 25, 1999. Prior to the acquisition of ELVA, SA, the Company was principally seeking financing to allow it to begin its planned operations. The Company is principally involved in the smart card technology industry through its French subsidiary, ELVA, SA. The following summarize the more significant accounting and reporting policies and practices of the Company:

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

          e) Property and equipment All property and equipment are recorded at cost and depreciated over their estimated useful lives, using the straight-line method. Upon sale or retirement, the costs and related accumulated depreciation are eliminated from their respective accounts, and the resulting gain or loss is included in the results of operations. Repairs and maintenance charges which do not increase the useful lives of the assets are charged to operations as incurred. Depreciation expense was $12,242 and $1,666 for the nine months ended September 30, 2000 and 1999, respectively.

          f) Cash and equivalents The company considers investments with an initial maturity of three months or less as cash equivalents.

          g) Patents The Company acquired two French patents, Nos. 95-15735 and 96-01872, from the founders of ELVA, SA. The Company is amortizing the cost of these patents over the remaining life of the patents. Patents in France have a 20 year life. Amortization expense was $15,184 and $8,761 for the nine months ended September 30, 2000 and 1999, respectively.

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

          i) Foreign currency transaction and translation gains(losses) The principal operating entity of the Company is its subsidiary, ELVA, SA, which is located in France. The Company opened a sales office in Silicon Valley, California in 2000. The functional currency of ELVA, SA, as well as on a consolidated basis, is the French Franc, (FF). ELVA, SA has only one customer which is located in the US. ELVA, SA bills this customer in FF and is paid in US Dollars, (USD). ELVA, SA records a transaction gain or loss at the time of receipt of payment consisting of the difference between the amount of FF billed and the amount of FF the USD payment is converted into. On a consolidated basis the Company's reporting currency is the US Dollar. The Company translated the income statement items using the average exchange rate for the period and balance sheet items using the end of period exchange rate, except for equity items, which are translated at historical rates, in accordance with SFAS 52.

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

          m) Interim financial information The financial statements for the nine months ended September 30, 2000 and 1999 are unaudited and include all adjustments which in the opinion of management are necessary for fair presentation, and such adjustments are of a normal and recurring nature. The results for the nine months are not indicative of a full year results.

(2) Stockholders' Equity The Company has authorized 50,000,000 shares of $0.0001 par value common stock and 10,000,000 shares of $0.0001 par value preferred stock.Rights and privileges of the preferred stock are to be determined by the Board of Directors prior to issuance. The Company has 21,500,000 and 27,010,000, shares of common stock issued and outstanding at December 31, 1998 and September 30, 2000, respectively.

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

         In July 2000, the Company sold 3,490,000 shares of common stock to a British Virgin Islands investment company in exchange for $1,139,893 in cash. In July 2000, the Company sold 300,000 shares of common stock to an individual in exchange for $97,985 in cash. This individual is joining the Company as the Vice President-Finance in September 2000. In July 2000, the Company agreed to exchange 1,720,000 shares of common stock for $557,477 of existing long-term debt. All three of these transactions were concluded at $0.3266 per share.

(3) Income Taxes Deferred income taxes (benefits) are provided for certain income and expenses which are recognized in different periods for tax and financial reporting purposes. The Company had net operating loss carry- forwards for income tax purposes of approximately $1,981,000, which expire $68,000 on December 31, 2011, $132,000 on December 31, 2117, $232,000 on December 31, 2118, $724,000 on December 31, 2119 and
         $825,000 on December 31, 2020. The amount recorded as a deferred tax asset, cumulative as of September 30, 2000 and 1999 is approximately $792,000 and $440,000, respectively, which represents the amount of tax benefits of the loss carry-forwards. The Company has established a valuation allowance for this deferred tax asset of $792,000 and $440,000, as the Company has no history of profitable operations.

         The significant components net deferred tax asset as of September 30, 2000, are:


Net operating losses                    $          792,000
Valuation allowance                               (792,000)
                                        ------------------
Net deferred tax asset                  $                0
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

(4) Going Concern As shown in the accompanying consolidated financial statements, the Company incurred net losses totaling $825,000 for the nine months ended September 30, 2000, and reflects stockholders' equity of approximately $643,000 as of September 30, 2000. These conditions raise substantial doubt as to the ability of the Company to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon increasing sales and obtaining additional capital and financing. The Company has retained

                                   Elva, Inc.
                   Notes to Consolidated Financial Statements


(4) Going Concern (Continued) a registered broker/dealer to raise additional funds for the Company in an amount up to $5,000,000. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

         (b) Long-term debt In 1998, ELVA, SA received approximately $204,500 from a third party as a loan. In December 1998, as part of the reverse merger, Elva, Inc. issued 3,440,000 shares of common stock in settlement of this debt. In March, May and September 1999, March and July 2000, ELVA received additional traunches of this loan from the now related party, in the total amount of approximately $712,000. This loan is payable in full on January 1, 2002. The Company can, at its option, prepay all or part of this amount without penalty. The loan agreement does not carry a stated interest rate, although it references accrued interest. The Company is accruing interest at a rate of 10%, until it can get documentation from the lender as to the correct rate. In July 2000, the Company entered into an agreement with the holder of its related party long-term debt to exchange 1,720,000 shares of common stock for $557,477 of the existing long-term debt.

(6) Commitments The Company is committed under two operating leases, one for its office space and the other for an automobile. Under the automobile lease the Company is obligated to pay approximately $4,000 in 2000. The Company is obligated under the lease for its office space for payments of $33,000 and $16,600 in 2000 and 2001, respectively. The Company can, at its option, elect to extend this lease for up to two additional three- year periods. The Company leases its office space in Silicon Valley and Singapore on a month-to-month basis. The Company's rent expense was approximately $62,250 and $25,000 for the years ended December 31, 1999 and 1998 respectively.

(7) Concentration of Customers The Company's sole source of revenue to date has been one customer, a US based company. Accordingly, its revenue and related accounts receivable at all periods presented are all related to this single source. The Company is endeavoring to expand its customer base.

(8) Conditional Government Subsidies The Company has received several government grants which are conditional as to repayment. The grants are to be applied as reductions of salaries and employment taxes paid to new employees. They are intended by the government to induce increases in employment, as France has experienced high unemployment over the last few years. To date the Company has been increasing employment and applying accumulated grants as offsets to salary expense and at present is not yet obligated to repay any of these grants. The Company does not expect to have to repay any of the grant amounts. These grants, if required to be repaid, do not require the payment of interest. The term for adding the required

                                   Elva, Inc.
                   Notes to Consolidated Financial Statements


(8) Conditional Government Subsidies (Continued) employees under these grants is three years. The Company has amortized approximately $15,500 and $35,000 of the grants against salary expense for the years ending December 31, 1999 and 1998, respectively.

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

(9) Long-Term Debt The Company also received a $16,000 conditional loan from an unrelated company, under which the Company would not be liable for repayment if the Company hired at least one former technical employee of the other company. The Company has not done so and is repaying this loan at a rate of $3,000 per year. The repayment schedule is per the original agreement.

(10) Subsequent Events
         (a) Stockholders' equity On October 5, 2000, the stockholders of the Company voted to increase the number of authorized shares of common stock from 50,000,000 to 100,000,000 with no change in par value.

Item 2. Management's Discussion and Analysis or Plan of Operation

12 Month Plan of Operations

The Company's plan of operations for the next twelve (12) months is for it to further refine its marketing and sales strategy (See Part I, Item 1) and to develop a web site for its primary VocaliD(R) Smart Card System product. An average initial funding of $400,000 has been committed for such work. The Company plans to continually refine its strategy for capitalizing on recent trends within the Smart Card industry and to exploit such trends to its advantage. The Company plans to develop new and varied VocaliD(R) Smart Card systems, concepts and ventures in addition to its current VocaliD(R) Smart Card.

The Company believes it can capitalize on the general Internet trend of increasing consumer usage and increasing levels of e-commerce transactions through providing the market the Company's VocaliD(R) Smart Card, which the Company believes will increase levels of person-to-person communication and which may directly increase levels of advertising and Web site linkage revenues. The Company believes that it is well positioned to profit from such opportunities.

The Company's business strategy is to develop its VocaliD(R) Smart Card system to provide consumers with versatile high quality, easy to use, personal and secure communications. The Company believes the ease of use and versatility of its online Smart Card system will differentiate itself among the array of off line smart card options and that this differentiation strategy will allow it to carve out a profitable market niche. In addition to the primary revenue stream derived from fees earned through the usage of the Company's VocaliD(R) Smart Card, the Company believes that its market niche will allow it to successfully gain consumer "hits" to its VocaliD(R) Smart Card Web site. Such "hits" are the major factor in determining advertising revenue over the Internet (through banner ad sales) and may allow the Company to realize an additional revenue stream through charging advertising fees for banner ad placements. Therefore, while the Company plans to generate its primary revenue by charging fees for the use of its VocaliD(R) Smart Card system, the Company believes it may also generate significant revenue by attracting interest ("hits") to its VocaliD(R) Smart Card Web site.

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

Results of Operations -For the Three Months Ending September 30, 2000

Financial Condition, Capital Resources and Liquidity

For the three months ending September 30, 1999 and 2000 the Company recorded revenues of $134,460 and $90,793. The decrease of $43,667 is primarily due to decreases in other income. For the three months ending September 30, 1999 and 2000 the Company had total salary expenses of $128,566 and $133,747 respectively.

For the three months ending September 30, 1999 and 2000, the Company had, on a consolidated unaudited basis, general and administrative expenses of $84,809 and $186,865, respectively. The increase of $102,056 is due primarily to a one time consulting fee related to the Company's reverse merger, paid in 1999.

For the three months ending September 30, 1999 and 2000, the Company had on a consolidated unaudited basis total operating expenses of $228,582 and $331,111 of which approximately $102,000 is attributable to an increase in general, administrative and an increase in salaries by the Company.

Net Losses

For the three months ending September 30, 1999 and 2000, the Company reported a net loss from operations excluding currency translation of $45,555 and $241,464 respectively. The increase in net losses of approximately $196,000 is the result of an increase in general, administrative expenses, salaries and a decrease in other income.

The ability of the Company to continue as a going concern is dependent upon its ability to obtain clients who will utilize the Company's VocaliD(R) product and whether the Company can attract an adequate number of clients. The Company believes that in order to be able to expand its initial operations in terms of sales and marketing, it must establish new offices in USA and abroad, hire staff and acquire through purchase or lease computer and office equipment to maintain accurate financial accounting and client data. In this regard the Company has established a new United States office in Danville, California near the silicon valley. The Company is already registered with the Secretary of State of California to do business and is anticipating the penetration of the North American market from its Californian office.

To implement such plan, also during this initial phase, the Company intends to initiate a self-directed private placement under Rule 506 in order to raise the funds required by its development among which the financial means related to new staff, equipment and offices. Those needs are currently being estimated by the Company's management staff. The Company expects to accomplish its fund raising objective before December 31, 2000. In the event such placement is successful, the Company believes that it will have sufficient operating capital to meet the initial expansion goals and operating costs for a period of one (1) year.

Employees

Next year, ELVA intends to hire new persons in North America, Asia and Europe in order to widen its marketing worldwide and to ensure the evolution of the technology.

As of September 30, 2000, ELVA had a total of 15 employees, of which 6 are employed in sales and marketing, 6 are employed in product development, 1 is employed in professional services and customer support, 1 is employed in internal operations support, and 1 is employed in administration and finance. Our future performance depends in significant part upon the continued service of our key technical and management personnel, and our continuing ability to attract and retain highly qualified and motivated personnel in all areas of our operations. Competition for such personnel is intense. We provide no assurance that we can retain key managerial and technical employees or that we can attract, assimilate or retain other highly qualified personnel in the future. Our employees are not represented by a labor union. We have not experienced any work stoppages and consider our employee relations to be good.

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

Other investments related to the manufacturing process are also being scheduled. Therefore, the Company foresees significant changes in the number of employees.

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

All three of these transactions were concluded at $0.3266 per share.

Item 3. Defaults in Senior Securities

         None

Item 4. Submission of Matters to a Vote of Security Holders.

No matter was submitted during the quarter ending September 30, 2000, covered by this report to a vote of the Company's shareholders, through the solicitation of proxies or otherwise.

Item 5. Other Information

         None

Item 6. Exhibits and Reports on Form 8-K

(a) The exhibits required to be filed herewith by Item 601 of Regulation S-B, as described in the following index of exhibits, are incorporated herein by reference, as follows:

Exhibit No.    Description
------------   -------------------------------------------------------
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

27.1     *     Financial Data Schedule
----------------------------------------------

(1) Incorporated herein by reference to the Company's Registration Statement on Form 10-SB.

*    Filed herewith

     (b) No Reports on Form 8-K were filed during the quarter ended September 30, 2000.

                                   SIGNATURES
                            ------------------------

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     ELVA, INC.
                                     (Registrant)

Date:    November 13, 2000           /s/ Cedric Colnot
                                     ----------------------------------
                                     Cedric Colnot, President

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:                               Signature                   Title

November 13, 2000          By: /s/ Cedric Colnot
                           ------------------------
                           Cedric Colnot                   President & Director

November 13, 2000          By: /s/ Patrick Misko
                           ------------------------
                           Patrick Misko               Vice-President & Director