Form 10KSB
period 2000-12-31
ELVA INTERNATIONAL INC
filed 2001-04-16
CIK 1103718

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-KSB

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended December 31, 2001

[_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _______________ to ________________

     Commission file no.:  000-29201

                            ELVA INTERNATIONAL, Inc.
                  --------------------------------------------
                 (Name of small business issuer in its charter)

             Florida                                             65-0790761
  -------------------------------                           -------------------
  (State or other jurisdiction of                           (I.R.S. Employer
  incorporation or organization)                             Identification No.)


  383 Diablo Road, Suite 100
  Danville, CA                                                     94526
  - ------------------------------------                        ----------
(Address of principal executive offices)                        (Zip Code)

Registrant's telephone number: (925) 831-0504

                                f/k/a ELVA, INC.
  ----------------------------------------------------------------------------
          (Former name or former address, if changes since last report)

Securities registered under Section 12(b) of the Exchange Act:

                                                  Name of each exchange on
  Title of each class                             which registered

    None                                                     OTC: BB
---------------------------                      ------------------------

Securities registered under Section 12(g) of the Exchange Act:

                         Common Stock, $.0001 par value
                                (Title of class)
                      ------------------------------------

Copies of Communications Sent to:
                                     Mintmire & Associates
                                     265 Sunrise Avenue, Suite 204
                                     Palm Beach, FL 33480
                                     Tel: (561) 832-5696 - Fax: (561) 659-5371

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

      Yes  X     No
          -----    -----

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The  Registrant's   revenue  for  the  fiscal  year  ended  December  31,  2000:
$394,296.00.

The aggregate market value of the voting and non-voting common equity held by non-affiliates (computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity) as of March 30, 2001 was $13,650,000.00 (for purposes of the foregoing calculation only, each of the registrant's officers and directors is deemed to be an affiliate).

There were 54,020,000 shares of the registrant's common stock outstanding as of March 20, 2001.

DOCUMENTS INCORPORATED BY REFERENCE:  None

Transitional Small Business Disclosure Format: Yes [ ] No [X]

                           SUMMARY TABLE OF CONTENTS


PART I


Item 1.    Description of Business.

Item 2.    Description of Property.

Item 3.    Legal Proceedings.

Item 4.    Submission of Matters to a Vote of Security Holders.


PART II

Item 5.    Market for Common Equity and Related Stockholder Matters.

Item 6.    Management's Discussion and Analysis or Plan of Operation.

Item 7.    Financial Statements.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

Item 10.  Executive Compensation.

Item 11.  Security Ownership of Certain Beneficial Owners and Management.

Item 12.  Certain Relationships and Related Transactions.

Item 13.  Exhibits, List and Reports on Form 8-K.

PART I

Forward Looking Statements

           This Form 10-KSB includes "forward looking statements". All statements, other than statements of historical facts, included or incorporated by reference in this Form 10-KSB which address activities, events or developments which the Company expects or anticipates will or may occur in the future, including such things as future capital expenditures (including the amount and nature thereof), demand for the Company's products and services, expansion and growth of the Company's business and operations, and other such matters are forward looking statements. These statements are based on certain assumptions and analyses made by the Company in light of its experience and its perception of historical trends, current conditions and expected future developments as well as other factors it believes are appropriate in the circumstances. However, whether actual results or developments will conform with the Company's expectations and predictions is subject to a number of risks and uncertainties, general economic market and business conditions; the business opportunities (or lack thereof) that may be presented to and pursued by the Company; changes in laws or regulation; and other factors, most of which are beyond the control of the Company. Consequently, all of the forward looking statements made in this Form 10-KSB are qualified by these cautionary statements and there can be no assurance that the actual results or developments anticipated by the Company will be realized or, even if substantially realized, that they will have the expected consequence to or effects on the Company or its business or operations. The Company assumes no obligations to update any such forward-looking statements.


Item 1. Description of Business

           (a) Development

           ELVA INTERNATIONAL, INC. f/k/a ELVA, INC. (the "Company" or "ELVA") was organized as a Florida corporation on August 15, 1997. The original purpose of the Company was to develop and apply new and profitable applications of computer technology in the general marketplace. Introduction to a French company's unique application of such technology resulted in the entry into a Voluntary Share Exchange Agreement between the Company and the shareholders of the French company ELVA, S.A.("ELVA, SA"). Recognizing that ELVA, SA had invaluable technology and computer software designing assets, the Company's management renamed the Company ELVA, INC. The United States Company's executive offices are presently located at 383 Diablo Road, Suite 100, Danville, CA 94526 and its telephone number is (925) 831-0504. Its European and Asian subsidiaries' offices are Elva S.A located at 74,av Edouard Vaillant, 92100 Boulogne, France, telephone number: 33-(0)1-41-31-66-77 and Elva Asia Pte Ltd located at 7500 A Beach Road, The Plaza #14-306/307, Singapore 199 591, telephone number: (65) 299-36-67.

           In September 1997, the Company issued 9,000,000 shares of Common Stock, $0.0001 par value per share as founders shares to its sole officer and director. For such issuance, the Company relied upon Section 4(2) of the Securities Act of 1933, as amended (the "Act") and Rule 506 of Regulations D promulgated thereunder (<<Rule 506") and Section 517.061(11) of the Florida Code.

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

           In conjunction with the acquisition by the Company of ELVA,SA, it assumed responsibility for repayment of a loan to a third party, Meadlight TMO, a French company. A condition of the above acquisition entailed the issuance of 3,440,000 shares of the Company's shares of common stock in settlement of a $204,550 loan made to ELVA,SA. In March, May and September 1999, ELVA, SA, now a subsidiary of the Company, received additional traunches of this loan from the now related party in the total amount of approximately $500,000 US dollars. This additional loan is payable in full on January 1, 2002 and the Company can, at its option. prepay all or part of this amount without penalty.

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

           In July 2000, the Company sold 3,490,000 shares of common stock to a British Virgin Islands investment company in exchange for $1,139,894 in cash. This offering was conducted pursuant to Section 4(2) of the Securities Act of 1933, as amended (the "Act") and Rule 506 of Regulations D promulgated thereunder ("Rule 506").

           In July 2000, the Company sold 300,000 shares of common stock to a French citizen in exchange for $97,980 in cash. This offering was conducted pursuant to Section 4(2) of the Securities Act of 1933, as amended (the "Act") and Rule 506 of Regulations D promulgated thereunder ("Rule 506").

           In July 2000, the Company entered into an agreement with the holder of its related party long- term debt to exchange 1,720,000 shares of common stock for $561,752 of the existing long-term debt.

           On October 5, 2000, a majority of the stockholders of the Company voted to increase the number of authorized shares of common stock from 50,000,000 to 100,000,000 with no change in its par value.

           On March 2, 2001 the Company changed its corporate name to Elva International, Inc. from Elva, Inc. to more clearly reflect the business objectives of the Company. The change of the Company's name resulted in a new trading symbol, "EVII" and the mandatory exchange of the Company;s old shares and a new CUSIP number.

           There are no preliminary agreements or understandings between the Company and its officers and directors or affiliates or lending institutions with respect to any loan agreements or arrangements.

           The Company intends to offer additional securities under Rule 506 of Regulation D under the Act ("Rule 506") to fund its short and medium term expansion plans.

           (b)       Business of Issuer.

General

           One of the main objectives of ELVA is to participate in the globalization of e-commerce, through providing secure online purchasing and customer loyalty incentives between individuals and businesses. The latter, whether they are banks or retailers, telecommunication operators or internet service providers, issue cards in order to allow for payment and to promote customer loyalty. ELVA foresees a consumer that can order goods and services with the same card in stores, online with any telephone set or computer, anytime and anywhere, with maximum security. This system, based on VocaliD(R) smart card issuing, is described as the Company's "butterfly scheme."

           VocaliD(R) is a new technology that marries the security of the smart card technology with telecommunications simple and basic feature: sound. Any country can use the Company's VocaliD(R) smart card since a simple telephone or multimedia computer is enough to make it work. From this point forward, the Company's VocaliD(R) smart card will no longer require smart card readers.

           The Company's goal is to make its VocaliD technology an International standard in the area of secure transactions mainly including e-commerce issues. This belief has been bolstered when the Company's VocaliD(R) first prototype was awarded the " best new technology of the year" during the "Cartes 98" exhibition which is acknowledged by the industry as the most important smart card exhibition worldwide.

           After four years of research and development, including the setting of industrial processes, the Company's VocaliD(R) is ready to enter its first mass production cycle in the year 2001.

           The Company's initial VocaliD(R) smart card technology has designed and implemented a memory card product in accordance with a proprietary online authentication protocol. The Company's smart card, VocaliD(R), can be used from an ordinary telephone, a magnetic stripe reader, a chip card reader or a personal computer. The basic function of VocaliD(R) is secure online authentication based on an exclusive and patented acoustic interface consisting in the audio transmission cryptograms through telephone sets and computer's microphone without smart card readers. Nevertheless, the Company is currently developing a microprocessor version of VocaliD in order to provide a wider range of applications combining the acoustic interface with major traditional smart card standards using smart card readers.

           Therefore, the Company believes it is strongly positioned in the e-commerce sector thanks to VocaliD's acoustic interface while matching with current magnetic stripe-based infrastructures and future chip card standard applications.


           Then, near-term marketing efforts are focused on positioning VocaliD(R) smart card as a universal solution for secure e-commerce while being used in stores as a conventional magnetic stripe card.. This is the way VocaliD(R) will be, in a first step, introduced to the following sectors :


        *         Banking
        *         Retail
        *         Internet
        *         Telecommunications

           From year 2002, VocaliD(R) smart card will allow to provide a wide range of applications using smart card readers for real life transactions in addition to its acoustic interface features that require no card readers for e-commerce related transactions. This technological evolution is highly strategic for it will lead to the deployment of VocaliD(R) smart cards in every country, whether they have magnetic stripe or chip readers.

           In a second step, VocaliD(R) technology will be introduced to the healthcare sector and to cities and governments for transportation / identity / entertainment related applications.

           In addition to this new generation smart card, VocaliD(R) technology consists in software:

           The first family of VocaliD(R) software are to be integrated in personal computers and servers for e-commerce applications based on VocaliD's acoustic interface. These software are called "AXS" for "Authentication by Extraction and Synchronization".

           The second family of VocaliD(R) software will allow card issuers and vendors to choose and integrate a wide range of security features and applications within the chip card. These software are being currently enhanced, conceived and developed and represent a large part of the future of the technology and one of the Company's main strategic issues.

           The Company believes that its ASIC Design engineers have sufficient expertise in hardware technology and VHDL and Verilog modeling computer programming languages necessary for such development efforts.

VocaliD(R), the online Smart Card

           A VocaliD(R) smart card is a credit card-sized plastic card in which an integrated circuit, containing a specific chip is embedded. The authentication data on the card can be read via the emission of a secure audio sequence generated by vibration of the card. The use of VocaliD's acoustic interface is very simple: pressing the module with the thumb activates the card that emits the signal through the telephone set or the computer microphone. Once the remote server receives the data, it authenticates the card, with the application of ELVA's AXS software. Once the card is authenticated, the server may ask the card holder to authenticate himself by entering his PIN. Then the service is open or the payment process completed. The above sequence is not reusable for the cryptographic part of the information is random and synchronizes only with the server.

           E-commerce applications using VocaliD system do not require any information / application to be stored within the card, in the computer or in the telephone set. For transactions in the real world with a card reader, be it a magnetic stripe or a chip reader, VocaliD(R) is used as a traditional card. As far as online authentication is concerned, telephone sets and computers microphone are the natural readers of VocaliD(R) smart card.

           VocaliD online security model relies on the combination of two complementary features that perfectly meets the e-commerce requirements in terms of security:

           No online transmission of fixed codes or credit card numbers: VocaliD smart cards generate pseudo random cryptograms with each use for online authentication synchronized with a remote server. The cardholder no longer enters or announces his credit card number when purchasing over the Internet or any telecommunication network. Even he does not know what are the codes the card sends.

           Same level of security from everywhere, using any terminal: an "acoustic vehicle", also generated by the card, carries the above pseudo random authentication sequences. The transmission of the latter is then possible from any telephone set or computer's microphone. Therefore, this authentication model can be required in every situation.

           The VocaliD(R)'s natural environment is characterized by six trends and three VocaliD(R) features:

Six trends

     o Online exchanges explosion (call centers, IVR, internet and telecommunication services)
     o    Convergence of e-commerce with conventional in-the-store purchasing
     o Demand for secure online payment models o Globalization of card concepts in daily life for payment, multi service options and co branding
     o Tremendous endeavors of smart card actors to market their products worldwide
     o Evolution of stakes and techniques in marketing, bringing about more and more customer relationship management issues


           Three VocaliD(R) features

     o    Online multi access without card readers
     o    Security from any terminal
     o    Multi application through combined chip card based technologies


           THE SMART CARD INDUSTRY

           At first mainly installed in pay telephones, smart cards are now being used for mobile phones, customer loyalty tracking, payment, transportation, car parking, arcade games and vending machines. Any coin operated machine can be converted to a smart card format. Other applications include automated teller machines, point-of-sale terminals, personal computers, electronic ticketing and automatic fare collection. Theoretically, smart cards can be utilized everywhere; however, one of the main problems of traditional off line-based smart card systems is the need for specific readers, which are expensive and restrictive. Therefore, traditional smart card model will hardly become a standard in the e-commerce sector since that model would require every telephone set and every computer to be fitted with card readers.

           Smart Card History

                     During the past 20 years, smart cards have evolved from a leading edge technology, developed by a handful of industrial promoters
(historically based in France), to a mass market medium with worldwide applications in such fields as debit/credit cards, payment cards, mobile phones and security access cards. The market has evolved from straightforward memory applications to, where the card stored basic data for a given application (typically pre-paid phone cards), to truly interactive application devices where the microprocessor carries the "client" single application and -more and more so- multi applications.

           Smart Card Market Trends

           With two thirds of the market, Europe remains the main area for smart card applications developments.


           The European Microprocessor smart card market by main application 1998-2005 (units)

Million units                 2000      2001      2002      2003       2004     2004

                              110       143       182       223        26       300
% growth                      277       296       273       223        191      132

Mobile phone                  157        221      275       410        515
% growth                      336       402       249       487        257      132

Retail loyalty                16        17        21        34         42       50
% growth                      158       88        269       577        244      19

Pay TV& e-commerce            47        79        136       197        247      295
% growth                      979       67        722       447        25,5     194

Identification & access       7         13        20        37         45       52
% growth                      58,5      91        551       82,4       224      156

Health                        26        29        36        48         59       67
% growth                      6,5       136       253       31,2       238      135

Ticketing                     16        17        20        30         35       39
% growth                      7         81        176       50         167      114

Total                         379         518     691        977       1208     1386
% growth                      331          37     334       413        236      147

                     Source : IDC


           The Asia / Pacific smart card market is expected to grow rapidly during the coming five years (+55% annual growth) to become by 2005 the second market, not far behind Europe; enormous volumes will occur, specially in the mobile phone sector

           The North American smart card market is expected to grow more slowly, due to an already existing magstripe based infrastructure, and a high cost to face in case of a shift to a new infrastructure. To justify this shift, smart cards will have to integrate more than one service to make them really profitable.

           Smart card technology progressing towards IT markets

           Smart card technology is progressing towards a greater level of interaction with the IT industry, due to the booming of B to C and B to B network infrastructures: e-commerce, Internet, Intranets, workgroups etc. A rise in smart card "online" use for mobile phones (+32% annual growth), banking (+24% : on/off line), pay TV and electronic commerce (+51%) is expected to sustain growth of the industry over the next five years.

           A need for multi-application

          There is also a clear demand from issuers for a multi-application development and operating platform allowing them to keep easier control on their applications. As far as contactless smart cards are concerned, IDC considers they will become more and more multi-application cards and are likely to take place in new markets (USA, Asia), where no existing contact infrastructure is in place.

          The manufacturing cost of a traditional smart card varies from less than $1 to approximately $10 depending on the amount of information the card holds and the complexity of the microchip or its operating system. Similarly, the cost of a reader device can vary from $50 to $2,000, depending on the complexity and functionality of the terminal.

          Though VocaliD is a smart card system, the true market size to be considered for this technology must mainly be based on the number of people purchasing or using online value added services with telephones and computers. This is huge compared with the traditional smart card market size always restricted by the deployment of smart card readers. For guidance, There were 250 million people using the Internet in the world last year, according to IDC; some experts say they should be around 1 Billion within 2005.

VocaliD(R) is the fourth step in plastic card technology.

          Company analysis of the foregoing data indicates that VocaliD(R) smart card technology represents the next step in the evolution of credit/debit/loyalty instruments and related products and services. VocaliD(R) Smart card systems differ from other payment mechanisms in their ability to set up secure online authentication models without requiring specific card readers. Moreover, the philosophy of the system is the following: let the remote server carry out the processing part. This means that the card supplies the mobility and a part of the security of the system while the server supplies the other part of the latter and 100% of the applications. The sophisticated encryption algorithms and other security mechanisms that the chip employs provide secure information protection. This philosophy matches with any remote transaction system that requires security from anywhere the user stands.

          Historically, magnetic stripe cards, which represent the first technological step, were followed by chip cards, both of them working in contact with the reader. A new interesting recent family of chip cards is contactless smart cards which are the third technological step. Those are slowly emerging in specific fields like transportation where the card does not need to be in contact with the reader although the reader is still required.

          There are two main differences between magnetic stripe cards and chip cards: The first type are not very secure (criminals duplicate information from the magnetic stripe of a credit or debit card and use such clones for their own benefit) and work on line. The second type are really secure but mostly works off line. What they have in common is that they both require specific card readers ; therefore, they cannot be used anytime nor anywhere (at home for example).

          The next step in plastic card evolution is << VICI (Vibrating Iso Card Interface)>> technology providing secure e-commerce features with an ISO card without card readers. The latter is a chip card technology that combines acoustic, magnetic stripe and chip card features. These combined features are patented by ELVA and VocaliD(R) is the first and still the only VICI-based chip card in the world.

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

          As a result of the Company's advanced authentication protocol, VocaliD(R) enables higher value online services over the internet.

          The Company believes widespread acceptance and use of VocaliD(R) smart card technology will occur following the transition from magnetic stripe only infrastructure to one that includes both magnetic stripe and audio sequenced smart cards which do not require new readers. This may be the most acceptable means to meet, on a worldwide scale, the eventual and unavoidable convergence of traditional purchase in stores and secure electronic remote services.

          The Company believes its technology will open up new opportunities with regard to the way people interact with financial institutions, healthcare providers, retailers and others by enabling an individual to exchange information and payment through the smart card VocaliD(R) microchip technology.

          The Company believes it is well positioned to take advantage of the developing VocaliD(R) smart card technology and utilization based upon a number of factors. These factors include:(i) our engineering know-how, patents, software tools and technical support, (ii) our knowledge and under-standing of the technology and the market, (iii) our successful development and implementation of our product, (iv) our commitment to quality and innovation in our product line, and (v) our ability to create applications quickly in for a rapidly changing industry.

COMPETITIVE ADVANTAGES

          The Company believes its exclusive acoustic interface to be unique in terms of its ability to be universal read. When traditional smart card require specific card readers, VocaliD(R) requires none. Therefore, VocaliD's economic advantage is huge and brings about a paramount advantage in the worldwide race for smart card deployment in the e-commerce sector.

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

BUSINESS STRATEGY

          The Company has two objectives that will be achieved in two phases:

          To develop VocaliD(R) until the technology reaches international leadership and becomes a leading provider of smart card solutions across a wide range of applications in the field of secure transactions,

          To Enlarge the Company's expertise and position in the security sector with new services and products meant for Internet and Telecommunications.

Phase 1 : 2001 / 2002 : Launching and positioning VocaliD technology

     Introduction of VocaliD smart card on its market : Sales and marketing strategy: North America, Europe, Asia.

Segmentation

     Banking / e-banking / Payment cards
     Retail (Clicks and Mortars) / Payment and loyalty
     Telecommunications (Phone cards, Access cards for voice services and call centers) Dot coms (Internet Service Providers, e-commerce web sites, portals and e-market places)

Sales Strategy

           Setting up of a distribution network made up of value added resellers, system integrators, software firms.

           Direct marketing targeting end users like banks, retailers, telcos, Internet actors.

Communication

           PR
           Web Site Internet / online advertising campaigns
           Direct Marketing
           Exhibitions

VocaliD demo platforms through strategic partnerships

           Continuous enhancement of VocaliD technology

           Design of a new chip and development of a related software environment meant for VocaliD smart cards wider range of multi application capabilities, with and without card readers. Main endeavors are firstly meant to address payment card sector.

           Improvement of VocaliD smart card manufacturing process in order to increase volumes and productivity

          Phase 2 : From late 2002 early 2003 : Towards VocaliD standardization and enhancement of the Company's project

           Making VocaliD an International standard

Segmentation

           Same  as  phase  1  plus   Healthcare,   Cities  and  government  for
transportation, identity, theaters, festivals and so on.

Sales and industry

           Expansion of the VocaliD International distribution network

           Phasing in a licensing policy meant to enlarge the VocaliD industrial infrastructure, thus providing multisourcing while enhancing the Company's revenue model.

           VocaliD  related  specific   expertise   (VocaliD  design  center)  :
Endeavors for healthcare, transportation and strategic clients' demand.

           Development of specific VocaliD-based multi application software Design of new chips for multi application smart cards.

Expansion of Elva's territory

          Integration of new security and software skills, products and services through acquisitions

          Conception and development of new technologies in the Internet and telecommunication related security, identification / authentication area. These technologies will be based on smart card systems or not.

Other Strategic Business Issues

           ELVA's customers

           Design of secure components

           Semiconductor manufacturers like ATMEL are ELVA's clients for the design of secure components.

           VocaliD smart cards

           In most industry sectors, a company who wants to improve its customer relationships needs to merge its marketing tools like the web site, the call center and other phone applications or even online private access issues. Moreover, in the retail and banking sectors, these electronic tools must be married to the real world stores by the same payment and loyalty device. The Company believes that VocaliD(R) is the solution, due to its secure multi reading features.

           The Company's VocaliD(R)customers are, on one hand, strategic end users like banks, telcos and retailers and, on the other hand, VocaliD(R)resellers like system integrators. As a matter of fact, the latter will be Elva's main customers since the Company do not intend to compete with them by selling large volumes of Vocalid smart cards directly to card issuers. End users must actually be considered as marketing targets, not as regular customers.

Marketing

           The Company believes that if it is able to attain recognition as a smart card standard in such large markets as e-commerce, home banking, retail and telecommunications, VocaliD(R) volumes may reach hundreds of millions of cards within the next four years. However, there is no assurance that the Company will be able to attain industry standard recognition. VocaliD's ability to combine acoustic features with traditional chip-based contact applications will however ensure the Company a significant market share in the industry.

           Moreover, the Company has chosen to offer VocaliD(R) through the creation of a worldwide distribution network. New market entries and strong relationships will strategically create the company's technology exposure to any geographic region. Such a network and partnership policy is being establish at present by the Company with smart card manufacturers, system integrators and several different vendors.

           Marketing campaigns targeting end users like banks, retailers and Internet firms are scheduled to begin in 2001. Moreover, a partnership program aimed at cooperation with system integrators will soon be issued. ELVA's marketing structure, strategy and actions were established in Europe during 1999 and 2000 and are now being extended to North America and Asia.

           Pilot tests in cooperation with end users and system integrators are in the planning stages. The first version of the online smart card as an industrial product is anticipated to be tested by several market leaders before the end of the third quarter [Q3] of 2001.

CURRENT AND FUTURE MARKETS FOR VocaliD(R)

           Considering basic functions of its technology, the Company believes the following industries are best suited for VocaliD(R) smart card technology

           Firstly our marketing efforts will be limited to the following market segments:

          Banking including "in the store" and "e"-payment, e-banking, e-trading

           The banking sector is the second largest market for smart cards, after mobile phone; it comes to 110M units today in Europe and should triple within five years, according to IDC. In addition to that, some rules of interoperability have been jointly defined by Europay, MasterCard and Visa (EMV standards) to accelerate the move of debit and credit cards from magnetic stripe to chip technology, worldwide.


           For this reason, the next VocaliD chip generation will be both acoustic and EMV compatible to become a standard payment card in the store with card readers and online, where it will allow secure payment (e-trading...) and access control to bank account or other value-added remote personalized services.

          Retail industry including private payment and loyalty in the store and online

           Retailers have been made acutely aware of the value of their contact with the consumer. The key to repeat business is to accurately identify, and then satisfy, customer needs. Smart cards are capable of enabling retailers to track customer behavior and base marketing decisions mined from this valuable information. This technology can also reduce the risk of fraud, improve inventory management and offer the customer convenience and better service. Moreover, major retailers have extended the number of access points to their products and services (phones, computers, webphones...). Now they need a way to keep secure contact with their customers anytime, anywhere, and whatever access device may be used.

           VocaliD technology allows convergence between in the store and online transactions by providing a single card with both "contact" (magstripe or chip) and acoustic / online capabilities. To sum up, with VocaliD(R), affinity programs can be highly improved by the combination of e- commerce, exchanges by phone and traditional purchasing within a unique secure environment.

           e-commerce applications including access to value added information

           IT sectors are highly competitive with major differentiation features based on prices (low prices or even free). Sooner or later, telecom operators and dot coms will have to enrich their services and move to higher value-added if they want to remain (or become) profitable.

           VocaliD is a secure solution for customization and value-added online services, and also allows enlargement of e-commerce service telecommunications including value-added phone cards and call centers

           Value added phone cards allow access to voice services in addition to rechargeable calling card application. For any company, a Vocalid smart card can be a secure access device to call center in order to improve customer relationship management.

           The Company believes the following markets will be best suited for VocaliD(R) smart card technology in a second step, scheduled by the end of 2002, early 2003:

           Cities  and  governments  for   transportation,   ID,   entertainment
applications.

           The traditional smart card approach concerning multi-application cards consists in developing more and more sophisticated chips, with enlarged memory and processing capacity. But many questions remain unsolved, among which: how can we make upgrades / removals / extensions of the applications accessible to every citizen (or even service provider) ?

           VocaliD philosophy mainly consists in having networks and servers resources work rather than chips: VocaliD smart card allows distant authentication and access to applications, that are stored on a remote server accessible via networks (Internet, Intranet...). Thus upgrading, adding or removing an application are centralized processes that require no change on smart cards. Once this online principle is combined with the storage of simple data and basic applications within a VocaliD chip, multi-application features become nearly unlimited. This will allow to combine, for example healthcare related payment with secure access to medical files from any phone or computer, transportation and entertainment related ticketing with ID devices such as driver license. Many things are possible for we can separate information and applications that must be used with card readers (and will be stored within the chip) from those who will be used online from computers and phones (and will be stored on remote servers) : this is an exclusive VocaliD model.

Health Care Industry

           The Company believes that the healthcare industry, with its millions of participants, voluminous, individualized information and payment requirements can benefit significantly from VocaliD smart card technology. In an emergency situation, a quick assessment of vital information such as allergies, prescriptions and immunizations is critical for effective healthcare delivery. Secure access with a simple telephone could be required. Additionally, patient cards can be used to improve and streamline administrative and billing procedures as well as insurance reimbursement.

           Every insurance company, HMO, PPO, hospital association, and independent provider association which serves the United States health care market can benefit from the use of a VocaliD smart card system. Only authentication of the patient and thus of its medical files allow an efficient medical intervention. VocaliD(R) is the only ISO smart card enabling a universal secure authentication of the patient anywhere anytime, be it by telephone, over the internet, at home, on the street or at the hospital, in the card holder's country or abroad.

           The Company believes its advantage in this market will be based upon its position as the first to provide a universal smart card reading mode. The opportunity to reduce health care costs, improve the quality of health care services, and facilitate the payments process through a more user friendly medium makes the use of a VocaliD(R) smart card system very attractive and viable.

VocaliD market segmentation

BASIC FUNCTIONS           TRANSVERSAL STRATEGIC                       Market segmentation
                                FUNCTIONS
---------------     ----------------------------------      ---------------------------------------
Access control      2.    Security / Added value            Banking
1.    Payment       3.    CRM (Customer Relationship        *     Payment / online & in the store
                    management)                             *     e-banking / transactions &
                    4.    Convergence online / in the       access to bank account, services
                    shop (for clicks & mortar)
                                                            IT / e-commerce
                                                            *     Telcos
                                                            *     Dot coms
                                                            *     SPs, Internet portals

                                                            Retail
                                                            *     Private payment
                                                            *     Access control / Loyalty


                                                            Multi-application / Citizen related
                                                            *     Healthcare
                                                            *     Cities and governments




LICENSE AGREEMENTS AND INTELLECTUAL  PROPERTY RIGHTS

We regard our technology as proprietary and accept to license our products (hardware and software) generally under written license agreements executed by licensees.

We have registered several patents and some patent applications are pending.

Patents : ELVA holds 4 French patents and has 2 patents applications (duration : from the date of registration, 20 years) :


# 95 15735 on 1995, December 29th for dispositif portatif d'acces a au moins un service dispense par un serveur, or portable device for access to at least one service provided by a server Foreign patent applications pending: European patent #96944094 0 (12/27/96)

96 01872 on 1996, February 15th for procede pour faire autoriser par un serveur l'acces a un service a partir de dispositifs portatifs a microcircuits electroniques de type carte a memoire par exemple >>, or << a method for enabling a server to authorize access to a service from portable devices having electronic microcircuits, E.G devices of the smart card type >>

Foreign patent applications pending:
Canada : #2,246,301                       (08/12/98)
Europe : #97905199 2                      (02/13/97)
USA : #09/125,222                         (02/13/97)
Japan : #529050/97                        (08/13/98)

# 97 08939 on 1997, July 15th for << procede et systeme de transmission sous forme vocale d'une sequence de donnees binaires a partir d'un transducteur piezoelectrique >>, or << method and system for voice transmission of a binary data sequence from a piezoelectric transducer >>

Foreign patent applications pending:
Canada : #2,297,259                       (01/11/00)
Europe : #98935089 7                      (03/07/98)
USA : Pending                             (01/13/00)
Japan : #503509/2000                      (01/17/00)

# 97 013902 on 1997, November 5th for << procede pour emettre des signaux acoustiques a partir d'une carte a memoire ou a puce, et carte pour la mise en oeuvre du procede >>, or << method to emit acoustic signals from a smart card, and card to implement this method >>

Foreign patent applications pending: PCT/FR98/02354 (11/04/98)
Canada : #2,308038                        (04/07/00)
Europe : #98954511 6                      (04/07/00)
USA : # 09/530587                         (05/05/00)
Japan : # 2000-519539                     (04/07/00)


French patent application # 99 09074 on 1999, July 13th for << carte a memoire pour emettre des signaux acoustiques >>, or << smart card to emit acoustic signals >>.


French patent application # 00 08072 on 2000, June 23rd for " procede pour selectionner un mode de fonctionnement d'une carte a puce...", or "method to select a operating mode of the smart card..."

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

COMPETITIVE ENVIRONMENT

           The market for the Company's products and services is characterized by rapidly changing technology, evolving industry standards and frequent introduction of new products and services. The Company's success will partially depend upon its ability to enhance its existing products and services and to introduce new competitive products and services with features that meet changing consumer requirements. In addition, there can be no assurance that services or technologies developed by one or more of the Company's present or potential competitors could not render obsolete both present and future products and services of the Company.

           There also can be no assurance that the Company's services will receive or maintain substantial market acceptance. Changes in customer preferences could adversely affect levels of market acceptance of the Company's products and services and the Company's operating results.

           The market that the Company operates in is characterized by competition from new entrants, as well as competition by established participants. Although the Company believes that it will be able to establish and maintain a sizable market niche, there can be no assurance that a competitor with greater financial and human resources than the Company will not enter the Company's market with products and services similar or identical to those of the Company.

           The Company's ability to compete successfully will depend in large part on its ability to protect any proprietary technology it may develop. The Company currently has several patents with respect to its product or service designs or processes, and will moreover attempt to protect its technology by limiting the people with knowledge of its specifications to those with a need to know and by having such persons execute confidentiality agreements. The Company will also rely, to the extent possible, on trade secret law to protect its intellectual property. There can be no assurance, however, that any intellectual property protection or trade secret protection will be sufficient to protect the Company and its business from others seeking to copy or appropriate the Company's proprietary information.

           To establish, maintain or increase the Company's market share position in the smart card industry, we will continually need to enhance our current product offerings, introduce new product features and enhancements, and expand our professional service capabilities. We currently compete principally on the basis of the specialized nature of our technology and ability to expeditiously install and implement a VocaliD(R) smart card system. Our product features and functions facilitate integration with a wide range of operating systems and platforms to insure product quality, ease of use and reliability. The Company believes it competes favorably in all of these areas.

           Our competitors vary in size and in the scope and breadth of the products and services offered. We may encounter competition from a number of sources, including Sun MicroSystems, Inc., Bull, Gemplus, Innovatron, Proton, Avtivecard, Oberthur Card Systems, Philips Electronics, Mondex, Microsoft, Schlumberger, Siemens, DigiCash,. We compete against numerous, smaller, privately-held companies with fewer resources based on breadth of product features and functionality, as well as larger, publicly-held companies with greater resources and having greater product and market diversification.

           Nevertheless, most of those competitors may become partners and/or ELVA's licensees and then, they could as well be considered as ELVA's leverages. This would be due to the high potential of VocaliD(R) that might help smart card industrialists to enter US market for instance (which they could not do so far), thanks to an online/readerless positioning.

           Many of our current and potential competitors, both privately-held and publicly-held, have greater financial, technical, marketing and distribution resources than ours. As a result, they may be able to respond more quickly to new or emerging technologies, including and changes in customer requirements or to devote greater resources to the development and distribution of their products, maybe including VocaliD(R). In addition, because there are relatively low barriers to entry in the software marketplace, we expect additional competition from other established or emerging companies as the VocaliD(R) smart card market continues to expand. Increased competition is likely to result in pricing pressures, reduced gross margins and loss of market share, any of which could materially adversely affect our business, financial condition and results of operations. We also expect that competition will increase as a result of software industry consolidations. There can be no assurance that we will be able to compete successfully against current and future competitors or that competitive pressures we encounter will not materially adversely affect our business, financial condition and results of operations.

Dependence on Key Customers and Suppliers

           The  Company  is  currently   dependent  upon  a  limited  number  of
customers, the loss of whom would have an adverse material impact on operations.

Government Regulation

           The Company's operations are subject to various federal, state and local requirements which affect businesses generally, such as taxes, postal regulations, labor laws, and environment and zoning regulations and ordinances.

           Although certain aspects of our services may be subject to Regulation E promulgated by the Federal Reserve Board, we believe that most of our services are not subject to Regulation E. Regulation E governs certain electronic funds transfers made by regulated financial institutions and providers of access devices and electronic fund transfer systems. Regulation E requires written receipt for transactions, monthly statements, pre-transaction disclosures and error resolution procedures. There can be no assurance that the Federal Reserve Board will not require all of our services to comply with Regulation E, or revise Regulation E, or adopt new rules and regulations for electronic funds transfers that could result in an increase in our operating costs, reduce the convenience and functionality of our services and products, possibly resulting in reduced market acceptance which would have a material adverse effect on our business, financial condition or operating results.

           We believe that current state and federal regulations concerning electronic commerce do not apply to our current product line. However, there is a move towards taxation of Internet use by several states including the State of Washington. There are some strategic plans under consideration to conduct commerce on the Internet using our core technology. We have an ongoing regulatory compliance program pertaining to transactions utilizing smart card technology and subscribe to industry watch publications that address regulatory issues.

Research and Development

           The Company continues to make investments in research and development to continue to development of our smart card technology. Currently the dynamic nature of the VocaliD(R) smart card technology industry places large research and development demands on businesses that desire to remain competitive. Competing with larger firms with substantially greater capital resources, we have devoted significant portions of available resources to remain abreast of industry developments and to offer competitive products and services. As of December 31, 2000, our product development staff consisted of 6 employees located in France. Our total expenses for product development, deployment and other operating expenses during 1999 and 2000 were$459,340 and $552,135 respectively. We anticipate that we will continue to commit substantial resources to product development in the future.

Reports to Security Holders

           The Company will send out audited annual reports to its shareholders if required by applicable law. Until such time, the Company does not foresee sending out such reports.

           The Company will make certain filings with the SEC as needed, and any filings the Company makes to the SEC are available and the public may read and copy any materials the Company files with SEC at the SEC's Public Reference Room at 450 Fifth Street, N.W. Washington, D.C. 20549. The public may also obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at (http://www.sec.gov).


Item 2. Description of Property

           The United States corporate headquarters of ELVA are located at 383, Diablo Road, Suite 100, Danville, CA 94526 and its telephone number is (949) 831-0504. European and Asian subsidiaries' offices of Elva S.A, are located at 74,av Edouard Vaillant, 92100 Boulogne, France, telephone number:
33-(0)1-41-31-66-77 and Elva Asia Pte Ltd located at 7500 A Beach Road, The Plaza #14-306/307, Singapore 199 591, telephone number: (65) 299-36-67.

Item 3. Legal Proceedings

           From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. The Company is not currently a party to any legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders

           On October 5, 2000, a majority of the stockholders of the Company voted to increase the number of authorized shares of common stock from 50,000,000 to 100,000,000 with no change in its par value.

PART II

Item 5. Market Price of and Dividends on the Registrant's Common Equity and Other Shareholder Matters.

Market Information

2001                               HIGH                LOW
-------                            -------             -----
March 31, 2001                      4.6406             0.875

2000                               HIGH                LOW
------                             ----                ---

December  31, 2000                  2.00               0.9375 * 2:1 Stock Split October 2, 2000
September 30, 2000                  3.00               1.50
June 30, 2000                       7.50               3.00
March 31, 2000                     11.00               1.75

1999                               HIGH                LOW
-------                            -------             -----
December 31, 1999                  4 1/8               3 7/8
September 30, 1999                 N/A                 N/A
June 30, 1999                      N/A                 N/A
March 31, 1999                     N/A                 N/A

1998                               HIGH                LOW
------                             ----                ---
December 31, 1998                  N/A                 N/A
September 30, 1998                 N/A                 N/A
June 30, 1998                      N/A                 N/A
March 31, 1998                     N/A                 N/A

1997                               HIGH                LOW
-----                              ----                ---
December 31, 1997                  N/A                 N/A
Inception to September 30, 1997    N/A                 N/A


Shareholders

The approximate number of holders of record of common equity is 48 as of March 21, 2001.

Dividends

The Company has never declared or paid any cash dividends on its common stock and does not intend to declare any dividends in the foreseeable future.

Item 6. Management's Discussion and Analysis or Plan of Operation

12 Month Plan of Operations

           The Company's plan of operations for the next twelve (12) months is to continually refine its strategy for capitalizing on recent trends within the Smart Card industry and to exploit such trends to its advantage. The Company plans to develop new and varied VocaliD(R) Smart Card systems, concepts and ventures. We will also further refine our current VocaliD(R) Smart Card Web site to make it a more complete one stop information source to the industry and future clients.

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


           Results of Operations -For the Twelve Months Ending December 31, 1999 & 2000

           Financial Condition, Capital Resources and Liquidity

           For the twelve months ending December 31, 1999 and 2000 the Company recorded revenues of $448,696 and $394,296 respectively. The decrease of $54,400 is primarily due to an increase in interest expenses and decreases in other income. For the twelve months ending December 31, 1999 and 2000 the Company had total salary expenses of $259,776 and $378,237 respectively.

           For the twelve months ending December 31, 1999 and 2000, the Company had, on a consolidated unaudited basis, general and administrative expenses of $550,619 and $631,489, respectively. The increase of $80,870 is due primarily to a an increase in office and travel expenses related to our expansion in Asia and operations in California.

           For the twelve months ending December 31, 1999 and 2000, the Company had on a consolidated unaudited basis total operating expenses of $1,390,890 and $1,653,120 of which approximately $120,000 is attributable to an increase in salary expenses while $80,000 is attributable to increases in general and administrative expenses by the Company.

Net Losses

           For the twelve months ending December 31, 1999 and 2000, the Company reported a net loss from operations excluding currency translation of $724,888 and $1,138,080 respectively. The increase in net losses of approximately $413,192 is the result of an increase in general, administrative expenses, salaries and a decrease in foreign currency transactions and foreign income tax credits.

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

           To implement such plan, also during this initial phase, the Company intends to initiate a self- directed private placement under Rule 506 in order to raise the funds required by its development among which the financial means related to new staff, equipment and offices. Those needs are currently estimated by the management staff. The Company expects to accomplish its fund raising objective before June 1, 2001. No underwriters have been contacted and no known investors have been contacted with respect to such fund raising. In the event such placement is successful, the Company believes that it will have sufficient operating capital to meet the initial expansion goals and operating costs for a period of one (1) year.

Employees

           ELVA intends to hire new persons in North America, Asia and Europe in order to widen its marketing worldwide and to ensure the evolution of the technology

           At December 31, 2000, at ELVA had a total of 16 employees, of which 6 were employed in sales and marketing, 6 were employed in product development, 1 was employed in professional services and customer support, 1 was employed in internal operations support, and 2 were employed in administration and finance. Our future performance depends in significant part upon the continued service of our key technical and management personnel, and our continuing ability to attract and retain highly qualified and motivated personnel in all areas of our operations. Competition for such personnel is intense. We provide no assurance that we can retain key managerial and technical employees or that we can attract, assimilate or retain other highly qualified personnel in the future. Our employees are not represented by a labor union. We have not experienced any work stoppages and consider our employee relations to be good.

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


Item 7. Financial Statements

           The Financial Statements of ELVA required by Item 310 of Regulation SB commence on page F-1 hereof in response to Part II, Item 7. of this Form 10-KSB and are incorporated herein by this reference.


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

Consolidated Statements of Cash Flows........................................F-6

Notes to Consolidated Financial Statements...................................F-7

                          INDEPENDENT AUDITORS' REPORT



The Board of Directors and Stockholders
Elva, Inc.
West Palm Beach, Florida

We have audited the accompanying consolidated balance sheets of Elva, Inc., (the "Company") as of December 31, 2000 and the related consolidated statements of operations and comprehensive income (loss), stockholders' equity (deficiency) and cash flows for the year ended December 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2000 and the results of their operations and their cash flows for the year ended December 31, 2000, in conformity with generally accepted accounting principles.

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




/s/Durland & Company, CPAs, P.A.

Palm Beach, Florida
March 15, 2001

                                   Elva, Inc.
                           Consolidated Balance Sheets
                                  December 31,


                                                                                         2000                   1999
                                                                                ---------------------- ----------------------
                                         ASSETS
CURRENT ASSETS
  Cash and equivalents                                                          $              300,071 $               97,476
  Accounts receivable                                                                           13,959                 55,958
  VAT tax receivable                                                                            54,998                 42,251
                                                                                ---------------------- ----------------------
          Total current assets                                                                 369,028                195,685
                                                                                ---------------------- ----------------------

PROPERTY AND EQUIPMENT
  Computers and equipment                                                                       95,281                 72,036

        Less accumulated depreciation                                                          (46,792)               (28,843)
                                                                                ---------------------- ----------------------

          Net property and equipment                                                            48,489                 43,193
                                                                                ---------------------- ----------------------

OTHER ASSETS
  Deposits and other assets                                                                     20,330                 16,134
  Income tax credit receivable                                                                 209,141                111,791
  Patent                                                                                       420,110                313,092

        Less accumulated amortization                                                          (61,364)               (43,931)
                                                                                ---------------------- ----------------------

          Net other assets                                                                     588,217                397,086
                                                                                ---------------------- ----------------------
Total Assets                                                                    $            1,005,734 $              635,964
                                                                                ====================== ======================

                   LIABILITIES AND STOCKHOLDERS' EQUITY ( DEFICIENCY)
CURRENT LIABILITIES
   Accounts payable                                                             $              136,337 $               46,006
   Accrued Expenses
       Trade                                                                                    61,541                 34,919
       Payroll taxes                                                                           149,232                126,644
   Current portion of long-term debt                                                                 0                  2,450
   Advances from shareholder                                                                    45,304                      0
   Conditional government subsidy                                                              108,956                 95,365
                                                                                ---------------------- ----------------------

          Total current liabilities                                                            501,370                305,384
                                                                                ---------------------- ----------------------

LONG-TERM DEBT
   Conditional government subsidy                                                              217,910                190,729
   Other long-term debt                                                                          8,512                  9,802
   Long-term debt - related party                                                                    0                509,341
                                                                                ---------------------- ----------------------

          Total long-term debt                                                                 226,422                709,872
                                                                                ---------------------- ----------------------
Total Liabilities                                                                              727,792              1,015,256
                                                                                ---------------------- ----------------------
Minority interest in consolidated subsidiary                                                         0                      0
                                                                                ---------------------- ----------------------

STOCKHOLDERS' EQUITY (DEFICIENCY)
  Preferred stock, $0.0001 par value, authorized 10,000,000 shares;
     none issued and outstanding                                                                     0                      0
  Common stock, $0.0001 par value, authorized 50,000,000 shares;
     27,010,000 and 21,500,000 issued and outstanding shares                                     2,701                  2,150
  Additional paid-in capital                                                                 2,623,164                828,401
  Accumulated comprehensive income(loss)                                                       (27,759)               (53,525)
  Deficit                                                                                   (2,320,164)            (1,156,318)
                                                                                ---------------------- ----------------------

          Total stockholders' equity (deficiency)                                              277,942               (379,292)
                                                                                ---------------------- ----------------------
Total Liabilities and Stockholders' Equity (Deficiency)                         $            1,005,734 $              635,964
                                                                                ====================== ======================


     The accompanying notes are an integral part of the financial statements

                                   Elva, Inc.
      Consolidated Statements of Operations and Comprehensive Income (Loss)
                             Year Ended December 31,


                                                                              2000                          1999
                                                                    -------------------------     -------------------------
REVENUES                                                            $                 394,296     $                 448,696
                                                                    -------------------------     -------------------------

OPERATING EXPENSES
    Salaries                                                                          378,237                       259,776
    Advertising                                                                        51,138                        63,228
    Royalty expense - related parties                                                       0                        24,363
    Depreciation and amortization                                                      40,121                        33,564
    General and administrative                                                        631,489                       550,619
    Research and development                                                          552,135                       459,340
                                                                    -------------------------     -------------------------

          Total operating expenses                                                  1,653,120                     1,390,890
                                                                    -------------------------     -------------------------

 Operating Loss                                                                    (1,258,824)                     (942,194)
                                                                    -------------------------     -------------------------

OTHER INCOME (EXPENSE):
    Interest income                                                                    11,322                           459
    Interest expense                                                                  (20,987)                      (14,586)
    Foreign currency transaction gain (loss)                                            2,089                        11,534
                                                                    -------------------------     -------------------------

          Total other income (expense)                                                 (7,576)                       (2,593)
                                                                    -------------------------     -------------------------

Net loss before tax credit and minority interest                                   (1,266,400)                     (944,787)

    Foreign income tax credit                                                         102,554                       220,939
    Minority interest in consolidated subsidiary income (loss)                              0                           136
                                                                    -------------------------     -------------------------

Net loss                                                                           (1,163,846)                     (723,712)

Other comprehensive income (loss):
    Foreign currency translation gain (loss)                                           25,766                        (1,176)
                                                                    -------------------------     -------------------------

Comprehensive loss                                                  $              (1,138,080)    $                (724,888)
                                                                    =========================     =========================

Net loss per common share                                           $                   (0.05)    $                   (0.03)
                                                                    =========================     =========================

Weighted average number of common shares outstanding                               24,807,796                    21,500,000
                                                                    =========================     =========================


     The accompanying notes are an integral part of the financial statements

                                   Elva, Inc.
          Consolidated Statements of Stockholders' Equity (Deficiency)





                                                                                        Accumulated                      Total
                                                                          Additional   Comprehensive                 Stockholders'
                                               Number of       Common       Paid-in       Income                         Equity
                                                 Shares         Stock       Capital       (Loss)         Deficit      (Deficiency)
                                               ------------ ----------- ------------- ---------------  ------------ ---------------
BEGINNING BALANCE,
December 31, 1997                                    26,336 $   511,317 $      49,236 $       (49,828) $   (201,561)$     309,164

Year ended December 31, 1998:

   12/98 - Reverse merger                        18,033,664    (509,511)      574,959               0             0       (65,448)
   12/98 - Stock issued to settle debt            3,440,000         344       204,206               0             0       204,550
   Other comprehensive income (loss)                      0           0             0          (2,521)            0        (2,521)
   Net loss                                               0           0             0               0      (231,045)     (231,045)
                                               ------------ ----------- ------------- ---------------  ------------ -------------

BALANCE, December 31, 1998                       21,500,000       2,150       828,401         (52,349)     (432,606)      345,596

Year ended December 31, 1999:

   Other comprehensive income (loss)                      0           0             0          (1,176)            0        (1,176)
   Net loss                                               0           0             0               0      (723,712)     (723,712)
                                               ------------ ----------- ------------- ---------------  ------------ -------------

BALANCE, December 31, 1999                       21,500,000       2,150       828,401         (53,525)   (1,156,318)     (379,292)

Year ended December 31, 2000:

   Conversion of debt of subsidiary for stock     1,720,000         172       557,305               0             0       557,477
   Shares issued for cash                         3,790,000         379     1,237,500               0             0     1,237,879
   Other comprehensive income (loss)                      0           0             0          25,766             0        25,766
   Net loss                                               0           0             0               0    (1,163,846)   (1,163,846)
                                               ------------ ----------- ------------- ---------------  ------------ -------------

ENDING BALANCE, December 31, 2000                 5,510,000 $     2,701 $   2,623,206 $       (27,759) $ (2,320,164)$     277,984
                                               ============ =========== ============= ===============  ============ =============






     The accompanying notes are an integral part of the financial statements

                                   Elva, Inc.
                      Consolidated Statements of Cash Flows
                             Year Ended December 31,


                                                                                      2000                      1999
                                                                              ---------------------     --------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                      $          (1,163,846)    $           (723,712)
Adjustments to reconcile net loss to net cash used by operating activities:
     Minority interest in consolidated subsidiary income                                          0                     (136)
     Depreciation                                                                            19,648                   16,219
     Amortization                                                                            20,473                   16,396
Changes in operating assets and liabilities:
     (Increase) decrease in accounts receivable                                              37,503                   (4,192)
     (Increase) decrease in VAT receivable                                                  (15,710)                  76,718
     (Increase) decrease in deposits and other assets                                        (5,368)                  (7,088)
     (Increase) decrease in income tax credit receivable                                   (104,572)                (118,553)
     Increase (decrease) in accounts payable                                                 92,821                  (19,910)
     Increase (decrease) accrued expense - trade                                             28,914                   15,902
     Increase (decrease) payroll taxes                                                       28,598                   88,116
                                                                              ---------------------     --------------------

Net cash  provided (used) by operating activities                                        (1,061,539)                (660,240)
                                                                              ---------------------     --------------------

CASH FLOW FROM INVESTING ACTIVITIES:
     Purchase of property and equipment                                                     (28,313)                 (52,499)
     (Increase expenditure) application patent                                             (128,773)                 (13,351)
                                                                              ---------------------     --------------------

Net cash provided (used) by investing activities                                           (157,086)                 (65,850)
                                                                              ---------------------     --------------------

CASH FLOW FROM FINANCING ACTIVITIES:
     Shareholder advances                                                                    44,067                        0
                                                                                             ======
     Shareholder advance repayments                                                               0                  (10,559)
     Receipt of conditional government subsidy                                               61,278                   29,235
     Proceeds of  long term debt - related party                                            189,402                  540,150
     Debt payments                                                                          (93,706)                  (3,248)
     Issuance of common stock for cash                                                    1,237,879                        0
                                                                              ---------------------     --------------------

Net cash provided by financing activities                                                 1,438,920                  555,578
                                                                              ---------------------     --------------------

Effect of exchange rates on cash                                                            (17,700)                 (25,616)
                                                                              ---------------------     --------------------

Net increase (decrease) in cash and equivalents                                             202,595                 (196,128)

CASH and equivalents, beginning of period                                                    97,476                  293,604
                                                                              ---------------------     --------------------

CASH and equivalents, end of period                                           $             300,071     $             97,476
                                                                              =====================     ====================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid in cash                                                         $              20,987     $             14,586
                                                                              =====================     ====================

Non-Cash Financing Activities:
  Common stock issued to settle long-term debt of subsidiary                  $             557,477     $                  0
                                                                              =====================     ====================




     The accompanying notes are an integral part of the financial statements

                                   Elva, Inc.
                   Notes to Consolidated Financial Statements


(1) Summary of Significant Accounting Principles
      The  Company  Elva,  Inc.,  (the  "Company"),   is  a  Florida   chartered
          corporation which conducts business from its offices in West Palm Beach, Florida, Danville, California, Paris, France and Singapore. The Company was incorporated on August 15, 1997 as Computer Research Technologies, Inc., and changed its name to Elva, Inc. on January 25, 1999. Prior to the acquisition of ELVA, SA, the Company was principally seeking financing to allow it to begin its planned operations. The Company is principally involved in the smart card technology industry through its French subsidiary, ELVA, SA. In November 2000, the Company formed a wholly owned subsidiary, Elva Asia, PTE, Ltd, under the laws of Singapore. The following summarize the more significant accounting and reporting policies and practices of the Company:

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

          c) Principles of consolidation The consolidated financial statements include the accounts of Elva, Inc. and its wholly owned subsidiaries. Inter-company balances and transactions have been eliminated. The historical financial statements of ELVA, SA have been presented for the period prior to the reverse merger.

          d) Net loss per common share Basic net loss per weighted average common share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period.

          e) Property and equipment All property and equipment are recorded at cost and depreciated over their estimated useful lives, using the straight-line method. Upon sale or retirement, the costs and related accumulated depreciation are eliminated from their respective accounts, and the resulting gain or loss is included in the results of operations. Repairs and maintenance charges which do not increase the useful lives of the assets are charged to operations as incurred. Depreciation expense was $19,648 and $16,219 for the years ended December 31, 2000 and 1999, respectively.

          f) Cash and equivalents The company considers investments with an initial maturity of three months or less as cash equivalents.

          g) Patents The Company acquired two French patents, Nos. 95-15735 and 96-01872, from the founders of ELVA, SA. The Company is amortizing the cost of these patents over the remaining life of the patents. Patents in France have a 20 year life. Amortization expense was $20,473 and $10,866 for the years ended December 31, 2000 and 1999, respectively.

                                   Elva, Inc.
                   Notes to Consolidated Financial Statements


(1) Summary of Significant Accounting Principles (Continued)
          h) Revenue recognition The Company's sole source of revenue has been from licensing its patented technology. The Company records revenue when earned under its licensing agreement. The Company intends to license its technology to others as well. The Company is also actively negotiating with other companies to manufacture the VOCALID cards on a subcontract basis. The Company believes that it would be prohibitively expensive for it to establish its own manufacturing facilities and to do so would distract it from its efforts at getting its technology accepted as the world standard.

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

(2) Stockholders' Equity The Company has authorized 50,000,000 shares of $0.0001 par value common stock and 10,000,000 shares of $0.0001 par value preferred stock. Rights and privileges of the preferred stock are to be determined by the Board of Directors prior to issuance. The Company has 21,500,000, shares of common stock issued and outstanding at December 31, 2000 and September 30, 1999.

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

                                   Elva, Inc.
                   Notes to Consolidated Financial Statements


(2) Stockholders' Equity (Continued) In July 2000, the Company sold 3,490,000 shares of common stock to a British Virgin Islands investment company in exchange for $1,139,893 in cash. In July 2000, the Company sold 300,000 shares of common stock to an individual in exchange for $97,985 in cash. In July 2000, the Company agreed to exchange 1,720,000 shares of common stock for $557,477 of existing long-term debt. All three of these transactions were concluded at $0.3266 per share. On October 5, 2000, the stockholders of the Company voted to increase the number of authorized shares of common stock from 50,000,000 to 100,000,000 with no change in par value.

(3) Income Taxes Deferred income taxes (benefits) are provided for certain income and expenses which are recognized in different periods for tax and financial reporting purposes. The Company had net operating loss carry- forwards for income tax purposes of approximately $2,320,000, which expire $68,000 on December 31, 2011, $132,000 on December 31, 2117, $232,000 on December 31, 2118, $724,000 on December 31, 2119 and
          $1,164,000 on December 31, 2020.

          The amount recorded as a deferred tax asset, cumulative as of December 31, 2000 and 1999, is approximately $928,000 and $462,000, respectively, which represents the amount of tax benefits of the loss carry-forwards. The Company has established a valuation allowance for this deferred tax asset of $928,000, as the Company has no history of profitable operations.

           The significant components net deferred tax asset as of December 31, 2000, are:


Net operating losses            $      3,320,000
Valuation allowance                   (3,320,000)
                                ----------------
Net deferred tax asset          $              0
                                ================

          The Company's subsidiary, ELVA, SA, applied for research and development income tax credits with the French government for the years ended December 31, 2000, 1999 and 1998. The credits are applied for on the Company's annual income tax return in mid-1999, 2000 and 2001. The amounts applied for were approximately $104,500, $94,800, $15,300 and $94,400 for 2000, 1999, 1998 and 1997, respectively. In the 4th quarter of 1999 and 2000, ELVA, SA was notified by the French government of the approval of the application for 1997 and 1998, respectively, and that payment by the government would occur in late 2000 and 2001. The Company sold the 1997 receivable to its bank on a non-recourse basis, in exchange for cash in the amount of $94,400. It is now expected that the government will approve the 1999 and 2000 credits. They are expected to be paid $15,300 in 2001 and $94,800 in 2002. The Company expects to sell these receivables to its bank in March 2001 under the same terms and conditions as the 1997 credit. In 1996, ELVA, SA entered its technology in an annual technology competition. This competition is administered by ANVAR, a French quasi-governmental agency established to reward technology advances by French commercial enterprises. Elva received one of the awards from ANVAR for its technology. The Company believes, based on the foregoing, that it is more likely than not that the Company will receive these ongoing tax credits from the French government. These credits reduce the income tax benefit of its net operating loss carry-forwards for the French subsidiary on a one for one basis.

(4) Going Concern As shown in the accompanying consolidated financial statements, the Company incurred net losses totaling $1,164,000 and $724,000 for the years ended December 31, 2000 and 1999, and reflects stockholders' equity of approximately $278,000 as of December 31, 2000. These conditions raise substantial doubt as to the ability of the Company to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon increasing sales and obtaining additional capital and financing. The Company has

                                   Elva, Inc.
                   Notes to Consolidated Financial Statements


(4) Going Concern (Continued) retained a registered broker/dealer to raise additional funds for the Company in an amount up to $5,000,000. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

          (b) Long-term debt In 1998, ELVA, SA received approximately $204,500 from a third party as a loan. In December 1998, as part of the reverse merger, Elva, Inc. issued 3,440,000 shares of common stock in settlement of this debt. In March, May and September 1999, March and July 2000, ELVA received additional traunches of this loan from the now related party, in the total amount of approximately $650,000. In July 2000, the Company entered into an agreement with the holder of its related party long-term debt to exchange 1,720,000 shares of common stock for $557,477 of the existing long-term debt, and paid off the remaining balance of approximately $90,000 in cash. The Company also received a $16,000 conditional loan from an unrelated company, under which the Company would not be liable for repayment if the Company hired at least one former technical employee of the other company. The Company has not done so and is repaying this loan at a rate of $3,000 per year. The repayment schedule is per the original agreement.

(6) Commitments The Company is committed under two operating leases, one for its office space and the other for an automobile. Under the automobile lease the Company is obligated to pay approximately $4,000 in 2000. The Company is obligated under the lease for its office space for payments of $33,000 and $16,600 in 2000 and 2001, respectively. The Company can, at its option, elect to extend this lease for up to two additional three-year periods. The Company leases its office space in Danville, California and Singapore on a month-to-month basis. The Company's rent expense was approximately $55,500 and $62,250 for the years ended December 31, 2000 and 1999 respectively.

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

(8) Patent License In 1997, the Company entered into a non-exclusive license with a U.S. company, Atmel Corp., to license the Company's patent. The Company received an initial license fee of $100,000, and will receive an additional $50,000 fee once the 10 millionth unit is delivered by Atmel. The Company also receives a royalty per total units sold:

               Quantity            First 1 mm     To 10 mm     To 100 mm    Over 100 mm
                                 --------------  -----------  -----------  ------------
Unit price less than $0.51           $0.02         $0.015       $0.01        $0.0005
Unit price greater than $0.50        $0.025        $0.02        $0.015       $0.01

                                   Elva, Inc.
                   Notes to Consolidated Financial Statements


(9) Conditional Government Subsidies The Company has received several government grants which are conditional as to repayment. The grants are to be applied as reductions of salaries and employment taxes paid to new employees. They are intended by the government to induce increases in employment, as France has experienced high unemployment over the last few years. To date the Company has been increasing employment and applying accumulated grants as offsets to salary expense and at present is not yet obligated to repay any of these grants. The Company does not expect to have to repay any of the grant amounts. These grants, if required to be repaid, do not require the payment of interest. The term for adding the required employees under these grants is three years. The Company has amortized approximately $3,700 and $15,500 of the grants against salary expense for the years ending December 31, 2000 and 1999, respectively.

(10) Subsequent Events On March 2, 2001,   the Company  changed its name to Elva
          International, Inc.

Item 8. Changes in and Disagreements with Accountants.

           Because the Company has been generally inactive since its inception, it has not had independent accountants until the retention of Durland& Company, CPAs, P.A., Palm Beach, Florida . There has been no change in the Company's independent accountant during the period commencing with the Company's retention of The Durland & Company, CPAs, P.A. through the date hereof.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons.

DIRECTORS AND EXECUTIVE OFFICERS

           The following table sets forth certain information with respect to each of our executive officers and directors. Our directors are generally elected at the annual shareholders' meeting and hold office until the next annual shareholders' meeting or until their successors are elected and qualified. Executive officers are elected by our board of directors and serve at its discretion. Our bylaws authorize the board of directors to be constituted of not less than one and such number as our board of directors may determine by resolution or election. Our board of directors currently consists of three members.


NAME                 AGE           POSITION
-------------      ------         -----------------
Lionel Rotcage       52           President & Chairman
Cedric Colnot        38           Vice President of Technology
Patrick Misko        41           Vice President of Finance
Serge  Parienti      38           Vice president of Marketing

There are no family relationships between or among the executive officers and directors of the Company.

Compliance with Section 16(a) of the Securities Exchange Act of 1934:

           Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's executive officers and directors and persons who own more than 10% of a registered class of the Company's equity securities, to file with the Securities and Exchange Commission (hereinafter referred to as the "Commission") initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership, of Common Stock and other equity securities of the Company on Forms 3, 4 and 5, respectively. Executive officers, directors and greater than 10% shareholders are required by Commission regulations to furnish the Company with copies of all Section 16(a) reports they file. To the Company's knowledge, Mr. Colnot, Mr. Misko , Serge Parienti, Meadlight TMO and Olex Financial comprise all of the Company's executive officers, directors and greater than 10% beneficial owners of its common Stock, and have complied with Section 16(a) filing requirements applicable to them during the Company's fiscal year ended December 31,2000 up to the first quarter ended March 31, 2001.

Business Experience

Officers and Directors

           The following is a brief description of the business background of our executive officers, and directors:

Lionel Rotcage: President and Chairman of the Board of Directors of ELVA INTERNATIONAL, INC.

Mr. Rotcage began his career as a journalist at the age of 17 in 1965 and established a highly respected reputation as a publisher, TV producer and consultant in both the financial and entertainment industries. After moving from France and relocating to the Bahamas in 1996 Mr. Rotcage formed Parrot, Inc. and Daph'n Dada Ltd.; he is the President of both companies. One of his many diverse private interests includes the investment in hotels. In March of 2001 Mr.
Rotcage was appointed President and Chairman of the Company's Board of Directors.

Cedric Colnot: Vice President of Technology and Director for ELVA INTERNATIONAL, INC. and Managing Director of ELVA, SA

Graduate of the EFREI high school and of a microelectronics University, he has spent 4 years working for INNOVATRON as a specialist in security and microelectronics projects. He also registered 4 patents for this company. Then he joined NEWTEK, a semiconductors distributor as international suppliers manager. His previous function was Director of Research and Development in the smart card field. Experienced in the areas of smart cards and vocal identification, he has achieved a merge of these technologies to design VocaliD(R). In March 2001 Mr Colnot voluntarily resigned his position as President and was appointed the Vice President of Technology of the Company.

Patrick Misko: Vice-President of Finance for ELVA INTERNATIONAL, INC.and Director, and President of ELVA, SA

Graduate of Accounting and Economy Universities, he managed a voice server company for 3 years. Then he joined Olivetti as key account manager for computing and vocal products.His previous function was Director of sales in the computer industry and in IVR (interactive vocal response) field. He knows the market of vocal identification card as well as its major players, such as manufacturers, integrators and VAR's.

Serge Parienti: Vice-President of marketing for ELVA INTERNATIONAL, INC., and Managing Director of ELVA, SA

Graduate of a bio industry high school, he made a special study of industrial marketing and communication. He has spent 8 years as a consultant in several sectors among which: strategic, marketing and communication advisor in telecommunications, information technologies, pharmaceutics and biotechnology sectors. Just before joining ELVA, he was outstandingly involved in internet related to projects.

Item 10. Executive Compensation

           At such time, it is expected that the Board of Directors will approve the payment of salaries in a reasonable amount to its officer for his services. At such time, the Board of Directors may, in its discretion, approve the payment of additional cash or non-cash compensation for services to the Company.

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

Item 11. Security Ownership of Certain Beneficial Owners and Management.

Security Ownership of Certain Beneficial Owners

     The following table summarizes certain information with respect to the beneficial ownership of company shares as of March 21, 2001, regarding the ownership of common stock by each shareholder known to be the owner of more than 5% of the outstanding shares, each director and all executive officers and directors as a group. Except as otherwise indicated, each of the shareholders has sole voting and investment power with respect to the shares of Common Stock beneficially owned.

                                                                      (1)                (1)
Title of Class          Name and Address                        Amount and Nature      Percent of
                        of Beneficial Owner                     of Beneficial Owner      Class
--------------------------------------------------------------------------------------------------
Common Stock            Cedric Colnot(1)                         11,003,086              20.37%
                        17 rue Jean-Jacques Rousseau
                        94200 Ivry sur Seine, FRANCE
--------------------------------------------------------------------------------------------------
Common Stock            Patrick Misko(1)                          7,644,146              14.15%
                        538 avenue de l'Hautil
                        78955 Carrieres sous Poissy, FRANCE

--------------------------------------------------------------------------------------------------
Common Stock            Serge Parienti(1)                         2,530,000               4.68%
                        74, Avenue Edouard Vaillant
                        92100 BOULOGNE BILLANCOURT
                        FRANCE
--------------------------------------------------------------------------------------------------
All Executive Officers, Directors                                21,177,232              39.20%
as a group.

Certain Beneficial Owners
-------------------------------------------------------------------------------------------------
                                                                     (1)                (1)
Title of Class                Name and Address                 Amount and Nature     Percent of
                              of Beneficial Owner              of Beneficial Owner     Class
-------------------------------------------------------------------------------------------------
Common Stock                  Meadlight TMO(1)                    6,880,000            12.74%
                              23/25, avenue Mac Mahon
                              75017 Paris
-------------------------------------------------------------------------------------------------
Common Stock                  Olex Financial, Ltd.(1)             6,980,000            12.92%
                              VANTERPOOL PLAZA
                              ROAD TOWN
                              TORTOL, FRANCE
-------------------------------------------------------------------------------------------------
                                                                 13,860,000           25.66%

(1) Based upon 54,020,000 shares of the Company's Common Stock issued and outstanding as of March 21, 2001.


Item 12. Certain Relationships and Related Transactions

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

          In conjunction with the acquisition by the Company of ELVA,SA, it assumed responsibility for repayment of a loan to a third party, Meadlight TMO, a French company. A condition of the above acquisition entailed the issuance of 3,440,000 shares of the Company's shares of common stock in settlement of a $204,550 loan made to ELVA,SA. In March, May and September 1999, ELVA, SA, now a subsidiary of the Company, received additional traunches of this loan from the now related party in the total amount of approximately $650,000 US dollars. In July 2000, the Company entered into an agreement with the holder of its related party long-term debt to exchange 1,720,000 shares of common stock for $557,477 of the existing long-term debt, and paid off the remaining balance of approximately $90,000 in cash.

Part III

Item 1.        Index to Exhibits
---------      -----------------------
3(i).1         Articles of Incorporation of ELVA INTERNATIONAL, INC. f/k/a/ ELVA, INC.
               effective August 15, 1997(1)

3(i).2         Amended Articles of Incorporation of ELVA INTERNATIONAL, INC. f/k/a/
               ELVA, INC., filed January 29, 1999.(1)

3(i).3     *   Amended Articles of Incorporation of ELVA INTERNATIONAL,INC. f/k/a/ ELVA,
               INC., filed November, 2000.

3(i).4     *   Amended Articles of Incorporation of ELVA INTERNATIONAL,INC. f/k/a/ ELVA,
               INC., filed March, 2001.

3(i).5     *   Articles of Association of ELVA ASIA PTE LTD effective October 30, 2000.

3(ii).1        Bylaws of ELVA INTERNATIONAL, INC. f/k/a/ ELVA, INC.(1)

10.1           Letter of Intent dated December 19, 1998 between Computer Research Technologies,
               Inc. and ELVA,SA.(1)

10.2       *   Lease Agreement for California.

10.3       *   Lease Agreement for Asian office for ELVA ASIA PTE LTD
--------------------------------------------

(1) Incorporated herein by reference to the Company's Registration Statement on Form 10-SB.

*          Filed herewith

     (b) No Reports on Form 8-K were filed during the quarter ended December 31, 2000.

                                   SIGNATURES
                            ------------------------

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   ELVA, INC.
                                  (Registrant)



Date:      April 16, 2001        /s/ Lionel Rotcage
                                 ------------------------------------
                                 Lionel Rotcage, President & Chairman

                                 /s/Serge Parienti
Date:      April 16, 2001        ------------------------------------
                                 Serge Parienti, Secretary

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                            Title                             Date


By: /s/ Cedric Colnot
   ----------------------         Vice-President & Director     April 16, 2001
   Cedric Colnot


By: /s/ Patrick Misko             Vice-President & Director     April 16, 2001
   -----------------------
    Patrick Misko


By: /s/ Serge Parienti            Vice-President & Director     April 16, 2001
   ------------------------
   Serge Parienti