Form 10-Q
period 2001-03-31
ELVA INTERNATIONAL INC
filed 2001-05-15
CIK 1103718

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB

QUARTERLY REPORT  PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES  EXCHANGE ACT OF 1934

For the quarter ended: March 31, 2001

Commission file no.:   29201


                            ELVA INTERNATIONAL, INC.
          ------------------------------------------------------------
                 (Name of Small Business Issuer in its Charter)

         Florida                                                 65-0790761
------------------------------------                     -----------------------
(State or other jurisdiction of                           (I.R.S.Employer
incorporation or organization)                               Identification No.)

383 Diablo Road, Suite 100
 Danville, CA                                                      94526
------------------------------------------               -----------------------
(Address of principal executive offices)                      (Zip Code)

Issuer's telephone number:  (925) 831-0504

Securities registered under Section 12(b) of the Act:

     Title of each class                            Name of each exchange
                                                      on which registered
         None                                              None
-----------------------------------               -----------------------------

Securities registered under Section 12(g) of the Act:

                    Common Stock, $.0001 par value per share
            --------------------------------------------------------
                                (Title of class)

Copies of Communications Sent to:
                                   Donald F. Mintmire
                                   Mintmire & Associates
                                   265 Sunrise Avenue, Suite 204
                                   Palm Beach, FL 33480
                                   Tel: (561) 832-5696 - Fax: (561) 659-5371

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

     As of March 31, 2001, there are 54,020,000 shares of voting stock of the registrant issued and outstanding.

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

Consolidated Statements of Operations and Comprehensive Income (Loss)........F-3

Consolidated Statements of Stockholders' Equity (Deficiency).................F-4

Consolidated Statements of Cash Flows........................................F-5

Notes to Consolidated Financial Statements...................................F-6

                            Elva International, Inc.
                           Consolidated Balance Sheets

                                                                                    March 31,       December 31,
                                                                                       2001             2000
                                                                                ----------------- -----------------
                                                                                   (unaudited)
                                     ASSETS
CURRENT ASSETS
  Cash and equivalents                                                          $          72,851 $         300,071
  Accounts receivable                                                                      30,498            13,959
  VAT tax receivable                                                                       54,366            54,998
                                                                                ----------------- -----------------
          Total current assets                                                            157,715           369,028
                                                                                ----------------- -----------------

PROPERTY AND EQUIPMENT
  Computers and equipment                                                                 121,125            95,281

        Less accumulated depreciation                                                     (52,080)          (46,792)
                                                                                ----------------- -----------------

          Net property and equipment                                                       69,045            48,489
                                                                                ----------------- -----------------

OTHER ASSETS
  Deposits and other assets                                                                28,004            20,330
  Income tax credit receivable                                                            115,320           209,141
  Patent                                                                                  398,752           420,110

        Less accumulated amortization                                                     (63,510)          (61,364)
                                                                                ----------------- -----------------

          Net other assets                                                                478,566           588,217
                                                                                ----------------- -----------------
Total Assets                                                                    $         705,326 $       1,005,734
                                                                                ================= =================

                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY
CURRENT LIABILITIES
   Accounts payable                                                             $         118,129 $         136,337
   Accrued Expenses
       Trade                                                                               99,478            61,541
       Salaries and payroll taxes                                                         154,946           149,232
   Current portion of long-term debt                                                            0                 0
   Advances from shareholders                                                              38,291            45,304
   Customer deposits                                                                       12,387                 0
   Conditional government subsidy                                                         101,621           108,956
                                                                                ----------------- -----------------

          Total current liabilities                                                       524,852           501,370
                                                                                ----------------- -----------------

LONG-TERM DEBT
   Conditional government subsidy                                                         203,241           217,910
   Other long-term debt                                                                     5,386             8,512
                                                                                ----------------- -----------------

          Total long-term debt                                                            208,627           226,422
                                                                                ----------------- -----------------
Total Liabilities                                                                         733,479           727,792
                                                                                ----------------- -----------------
Minority interest in consolidated subsidiary                                                    0                 0
                                                                                ----------------- -----------------

STOCKHOLDERS' DEFICIENCY
  Preferred stock, $0.0001 par value, authorized 10,000,000 shares;
     none issued and outstanding                                                                0                 0
  Common stock, $0.0001 par value, authorized 50,000,000 shares;
     54,020,000 issued and outstanding shares                                               5,402             5,402
  Additional paid-in capital                                                            2,620,505         2,620,505
  Accumulated comprehensive income (loss)                                                   2,181           (27,801)
  Deficit                                                                              (2,656,241)       (2,320,164)
                                                                                ----------------- -----------------

          Total stockholders' deficiency                                                  (28,153)          277,942
                                                                                ----------------- -----------------
Total Liabilities and Stockholders' Deficiency                                  $         705,326 $       1,005,734
                                                                                ================= =================

     The accompanying notes are an integral part of the financial statements

                            Elva International, Inc.
      Consolidated Statements of Operations and Comprehensive Income (Loss)
                          Three Months Ended March 31,
                                   (unaudited)



                                                                                 2001                  2000
                                                                         --------------------  ---------------------
REVENUES                                                                 $            112,528  $              74,013
                                                                         --------------------  ---------------------

OPERATING EXPENSES
    Salaries                                                                          218,258                164,845
    Advertising                                                                        12,644                  2,734
    Depreciation and amortization                                                      13,513                  9,329
    General and administrative                                                        122,473                100,766
    Research and development                                                           85,467                 70,319
                                                                         --------------------  ---------------------

          Total operating expenses                                                    452,355                347,993
                                                                         --------------------  ---------------------

 Operating Loss                                                                      (339,827)              (273,980)
                                                                         --------------------  ---------------------

OTHER INCOME (EXPENSE):
    Interest income                                                                     3,731                    351
    Interest expense                                                                        0                 (5,985)
    Foreign currency transaction gain (loss)                                               19                  3,538
                                                                         --------------------  ---------------------

          Total other income (expense)                                                  3,750                 (2,096)
                                                                         --------------------  ---------------------

Net loss before tax credit and minority interest                                     (336,077)              (276,076)

    Foreign income tax credit                                                               0                  2,188
    Minority interest in consolidated subsidiary income (loss)                              0                      0
                                                                         --------------------  ---------------------

Net loss                                                                             (336,077)              (273,888)

Other comprehensive income (loss):
    Foreign currency translation gain (loss)                                           29,982                 43,240
                                                                         --------------------  ---------------------
Comprehensive loss                                                       $           (306,095) $            (230,648)
                                                                         ====================  =====================
Net loss per common share                                                $              (0.01) $               (0.01)
                                                                         ====================  =====================

Weighted average number of shares outstanding                                      54,020,000             21,500,000
                                                                         ====================  =====================









     The accompanying notes are an integral part of the financial statements

                            Elva International, Inc.
          Consolidated Statements of Stockholders' Equity (Deficiency)





                                                                                         Accumulated                    Total
                                                                         Additional     Comprehensive               Stockholders'
                                               Number of     Common       Paid-in          Income                       Equity
                                                Shares        Stock       Capital          (Loss)        Deficit     (Deficiency)
                                             ------------- ----------- -------------- --------------- ------------ --------------
BEGINNING BALANCE,
December 31, 1998                               21,500,000 $     2,150 $      828,401 $       (52,349)$   (432,606)$      345,596

Year ended December 31, 1999:
   Other comprehensive income (loss)                     0           0              0          (1,176)           0         (1,176)
   Net loss                                              0           0              0               0     (723,712)      (723,712)
                                             ------------- ----------- -------------- --------------- ------------ --------------

BALANCE, December 31, 1999                      21,500,000       2,150        828,401         (53,525)  (1,156,318)      (379,292)

Year ended December 31, 2000:
 Conversion of debt of subsidiary for stock      1,720,000         172        557,305               0            0        557,477
 Shares issued for cash                          3,790,000         379      1,237,500               0            0      1,237,879
 Shares issued to effect 2 for 1 forward split  27,010,000       2,701         (2,701)              0            0              0
 Other comprehensive income (loss)                       0           0              0          25,724            0         25,724
 Net loss                                                0           0              0               0   (1,163,846)    (1,163,846)
                                             ------------- ----------- -------------- --------------- ------------ --------------

BALANCE, December 31, 2000                      54,020,000       5,402      2,620,505         (27,801)  (2,320,164)       277,942

Three months ended March 31, 2001
---------------------------------
(unaudited)
   Other comprehensive income (loss)                     0           0              0          29,982            0         29,982
   Net loss                                              0           0              0               0     (336,077)      (336,077)
                                             ------------- ----------- -------------- --------------- ------------ --------------

ENDING BALANCE, March 31, 2001
(unaudited)                                     54,020,000 $     5,402 $    2,620,505 $         2,181 $ (2,656,241)$      (28,153)
                                             ============= =========== ============== =============== ============ ==============












     The accompanying notes are an integral part of the financial statements

                            Elva International, Inc.
                      Consolidated Statements of Cash Flows
                          Three Months Ended March 31,
                                   (unaudited)


                                                                                     2001                  2000
                                                                              ------------------    -------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                      $         (336,077)   $          (273,888)
Adjustments to reconcile net loss to net cash used by operating activities:
     Minority interest in consolidated subsidiary income                                       0                      0
     Depreciation                                                                          7,990                  4,018
     Amortization of patent                                                                5,502                  5,311
     Amortization of government subsidies                                                 (5,628)                     0
Changes in operating assets and liabilities:
     (Increase) decrease in accounts receivable                                          (18,024)                48,892
     (Increase) decrease in VAT receivable                                                (2,261)                30,548
     (Increase) decrease in deposits and other assets                                     (9,053)               (15,058)
     (Increase) decrease in income tax credit receivable                                  86,928                 (2,188)
     Increase (decrease) in accounts payable                                             (11,794)                10,487
     Increase (decrease) accrued expense - trade                                          64,903                 10,886
     Increase (decrease) salaries and payroll taxes                                       (8,621)                  (855)
     Increase (decrease) in customer deosits                                              12,944                      0
                                                                              ------------------    -------------------

Net cash  provided (used) by operating activities                                       (213,191)              (181,847)
                                                                              ------------------    -------------------

CASH FLOW FROM INVESTING ACTIVITIES:
     Purchase of property and equipment                                                  (31,883)                (1,828)
     (Increase expenditure) decrease application patent                                        0               (123,708)
                                                                              ------------------    -------------------

Net cash provided (used) by investing activities                                         (31,883)              (125,536)
                                                                              ------------------    -------------------

CASH FLOW FROM FINANCING ACTIVITIES:
     Shareholder advances                                                                      0                197,640
     Shareholder advance repayments                                                         (497)                     0
     Receipt of conditional government subsidy                                                 0                      0
     Proceeds of  long term debt - related party                                               0                 97,455
     Debt payments                                                                        (2,814)                (3,043)
                                                                              ------------------    -------------------

Net cash provided by financing activities                                                 (3,311)               292,052
                                                                              ------------------    -------------------

Effect of exchange rates on cash                                                          21,165                 (2,771)
                                                                              ------------------    -------------------

Net increase (decrease) in cash and equivalents                                         (227,220)               (18,102)

CASH and equivalents, beginning of period                                                300,071                 97,476
                                                                              ------------------    -------------------

CASH and equivalents, end of period                                           $           72,851    $            79,374
                                                                              ==================    ===================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Interest Paid in Cash:                                                        $                0    $             5,985
                                                                              ==================    ===================






     The accompanying notes are an integral part of the financial statements

                            Elva International, Inc.
                   Notes to Consolidated Financial Statements
                  (Information with respect to the three months
                  ended March 31, 2001 and 2000 is unaudited)


(1) Summary of Significant Accounting Principles
     TheCompany Elva, Inc., (the "Company"), is a Florida chartered corporation which conducts business from its offices in West Palm Beach, Florida, Los Angeles, California, Paris, France and Singapore. The Company was incorporated on August 15, 1997 as Computer Research Technologies, Inc., and changed its name to Elva, Inc. on January 25, 1999, and to Elva International, Inc. on March 2, 2001. Prior to the acquisition of ELVA, SA, the Company was principally seeking financing to allow it to begin its planned operations. The Company is principally involved in the smart card technology industry through its French subsidiary, ELVA, SA. The following summarize the more significant accounting and reporting policies and practices of the Company:

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

          e) Property and equipment All property and equipment are recorded at cost and depreciated over their estimated useful lives, using the straight-line method. Upon sale or retirement, the costs and related accumulated depreciation are eliminated from their respective accounts, and the resulting gain or loss is included in the results of operations. Repairs and maintenance charges which do not increase the useful lives of the assets are charged to operations as incurred. Depreciation expense was $7,990 and $4,018 for the three months ended March 31, 2001 and 2000, respectively.

          f) Cash and equivalents The company considers investments with an initial maturity of three months or less as cash equivalents.

          g) Patents The Company acquired two French patents, Nos. 95-15735 and 96-01872, from the founders of ELVA, SA. The Company is amortizing the cost of these patents over the remaining life of the patents. Patents in France have a 20 year life. Amortization expense was $5,502 and $5,311 for the three months ended March 31, 2001 and 2000, respectively.

                            Elva International, Inc.
                   Notes to Consolidated Financial Statements

(1) Summary of Significant Accounting Principles (Continued)
          h) Revenue recognition The Company's sole source of revenue has been from licensing its patented technology. The Company records revenue when earned under its licensing agreement. The Company intends to license its technology to others as well, rather than to manufacture the VOCALID cards for sale. The Company believes that it would be prohibitively expensive for it to establish its own manufacturing facilities and to do so would distract it from its efforts at getting its technology accepted as the world standard. The Company is negotiating with an independent third party to manufacture the cards and the Company will either sell them directly or through a distributor network.

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

          m) Interim financial information The financial statements for the three months ended March 31, 2001 and 2000 are unaudited and include all adjustments which in the opinion of management are necessary for fair presentation, and such adjustments are of a normal and recurring nature. The results for the three months are not indicative of a full year results.

(2) Stockholders' Equity The Company has authorized 50,000,000 shares of $0.0001 par value common stock and 10,000,000 shares of $0.0001 par value preferred stock. Rights and privileges of the preferred stock are to be determined by the Board of Directors prior to issuance. The Company has 21,500,000, shares of common stock issued and outstanding at December 31, 1998 and September 30, 1999.

          In September 1997, the Company issued 9,000,000 shares to its founder for services rendered to the Company valued at $9,000. In April 1998, the Company completed a Regulation D Rule 504 Placement for 1,757,376 shares in exchange for $17,574 cash. In April 1998, a majority shareholder donated 9,000,000 shares of common stock to the Company. In June 1998, 9,000,000 shares were issued for $32,500 in cash. During the third quarter of 1998, the Company issued 2,700,000 shares of common stock for $54,000 in cash. In December 1998, 9,557,376 shares were donated to the Company. In December 1998, the Company issued

                            Elva International, Inc.
                   Notes to Consolidated Financial Statements


(2) Stockholders' Equity (Continued) 14,160,000 shares for 26,326 of the 26,336 shares issued and outstanding of ELVA, SA, a French corporation. Additionally, in conjunction with this acquisition, the Company issued 3,440,000 shares to a third party in settlement of a $204,550 loan the third party had made to ELVA, SA. As the common stock of the Company was not listed at the date of acquisition, the fair value of the stock issued to settle this debt was not determinable and the Company elected to use the loan amount outstanding to value this transaction.

          In July 2000, the Company sold 3,490,000 shares of common stock to a British Virgin Islands investment company in exchange for $1,139,893 in cash. In July 2000, the Company sold 300,000 shares of common stock to an individual in exchange for $97,985 in cash. In July 2000, the Company agreed to exchange 1,720,000 shares of common stock for $557,477 of existing long-term debt. All three of these transactions were concluded at $0.3266 per share. On October 5, 2000, the stockholders of the Company voted to increase the number of authorized shares of common stock from 50,000,000 to 100,000,000 with no change in par value. In conjunction with the increase in the authorized shares, the Company issued 27,010,000 shares of common stock to effect a two for one forward split of the then issued and outstanding shares.

(3) Income Taxes Deferred income taxes (benefits) are provided for certain income and expenses which are recognized in different periods for tax and financial reporting purposes. The Company had net operating loss carry- forwards for income tax purposes of approximately $2,656,000, which expire $68,000 on December 31, 2011, $132,000 on December 31, 2117, $232,000 on December 31, 2118, $724,000 on December 31, 2119,
          $1,164,000 on December 31, 2020 and $336,000 on December 31, 2021. The
          amount recorded as a deferred tax asset, cumulative as of March 31, 2001 and 2000 is approximately $1,062,000 and $572,000, respectively, which represents the amount of tax benefits of the loss carry-forwards. The Company has established a valuation allowance for this deferred tax asset of $1,062,000 and $572,000, as the Company has no history of profitable operations.

         The significant components net deferred tax asset as of March 31, 2001, are:

Net operating losses                    $        1,062,000
Valuation allowance                             (1,062,000)
                                        ------------------
Net deferred tax asset                  $                0
                                        ==================

          The Company's subsidiary, ELVA, SA, applied for research and development income tax credits with the French government for the years ended December 31, 2000, 1999, 1998 and 1997. The credits are applied for on the Company's annual income tax return in mid-1998, 1999, 2000 and 2001. The amounts applied for were approximately $104,500, $94,800, $15,300 and $94,400 for 2000, 1999, 1998 and 1997,
          respectively. In the 4th quarter of 2000 and 1999, ELVA, SA was notified by the French government of the approval of the application for 1998 and 1997, and that payment by the government would occur in late 2000 and 2001. The Company sold this receivable to its bank on a non-recourse basis, in exchange for cash in the amount of $87,000 and $94,400. It is expected that the government will approve the 1999 and 2000 credits. They are expected to be paid $94,800 in 2002 and $104,500 in 2003. In 1996, ELVA, SA entered its technology in an annual technology competition. This competition is administered by ANVAR, a French quasi-governmental agency, established to reward technology advances by French commercial enterprises. Elva received one of the awards from ANVAR for its technology. The Company believes, based on the foregoing, that it is more likely than not that the Company will receive these ongoing tax credits from the French government. These credits reduce the income tax benefit of its net operating loss carry-forwards for the French subsidiary on a one for one basis.

                            Elva International, Inc.
                   Notes to Consolidated Financial Statements


(4) Going Concern As shown in the accompanying consolidated financial statements, the Company incurred net losses totaling $336,000 for the three months ended March 31, 2001, and reflects a stockholders' deficiency of approximately $28,000 as of March 31, 2001. These conditions raise substantial doubt as to the ability of the Company to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon increasing sales and obtaining additional capital and financing. The Company has retained a registered broker/dealer to raise additional funds for the Company in an amount up to $12,000,000. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

          (b) Long-term debt In 1998, ELVA, SA received approximately $204,500 from a third party as a loan. In December 1998, as part of the reverse merger, Elva, Inc. issued 3,440,000 shares of common stock in settlement of this debt. In March, May and September 1999 and March and July 2000, ELVA received additional traunches of this loan from the now related party, in the total amount of approximately $650,000. In July 2000, the Company entered into an agreement with the holder of its related party long-term debt to exchange 1,720,000 shares of common stock for $557,477 of the existing long-term debt, and paid off the remaining balance of approximately $90,000 in cash. The Company also received a $16,000 conditional loan from an unrelated company, under which the Company would not be liable for repayment if the Company hired at least one former technical employee of the other company. The Company has not done so and is repaying this loan at a rate of $3,000 per year. The repayment schedule is per the original agreement.

(6) Commitments The Company is committed under an operating lease for its office space. The Company is obligated under this lease for payments of $16,600 in 2001. The Company can, at its option, elect to extend this lease for up to two additional three-year periods. The Company leases its office space in Danville, California and Singapore on a month-to-month basis. The Company's rent expense was approximately $55,500 and $62,250 for the years ended December 31, 2000 and 1999 respectively.

(7) Concentration of Customers The Company's sole source of revenue to date has been one customer, a US based company. Accordingly, its revenue and related accounts receivable at all periods presented are all related to this single source. The Company is endeavoring to expand its customer base.

                            Elva International, Inc.
                   Notes to Consolidated Financial Statements


(8) Conditional Government Subsidies The Company has received several government grants which are conditional as to repayment. The grants are to be applied as reductions of salaries and employment taxes paid to new employees. They are intended by the government to induce increases in employment, as France has experienced high unemployment over the last few years. To date the Company has been increasing employment and applying accumulated grants as offsets to salary expense and at present is not yet obligated to repay any of these grants. The Company does not expect to have to repay any of the grant amounts. These grants, if required to be repaid, do not require the payment of interest. The term for adding the required employees under these grants is three years. The Company has amortized approximately $5,600 and $0 of the grants against salary expense for the three months ending March 31, 2001 and 2000, respectively.

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

     The Company plans to seek out strategic alliances, joint venture partners, and business partners with other high-technology firms in which shared resources could provide enhanced shareholder value. The Company plans to continually scan the environment for such partnering opportunities. Particular attention will be paid to the possibilities of developing international corporate strategic alliances, partnering with successful U.S. technology start-ups, and finding merger and acquisition candidates or counter-parties with firms operating in the U.S. and/or abroad.

Results of Operations -For the Three Months Ending March 31, 2001

Financial Condition, Capital Resources and Liquidity

     For the first quarter ended March 31, 2001 and 2000 the Company recorded revenues of $112,500 and $74,000, respectively. The increase of $38,500 is due to increasing licensing revenue from ATMEL. For the first quarter ended March 31, 2001 and 2000 the Company had salary expenses of $218,300 and $164,800, respectively. This increase of $53,500 was due to an increase in the number of personnel employed by the Company.

     For the first quarter ended March 31, 2001 and 2000, the Company had on a consolidated unaudited basis general and administrative expenses of $122,500 and $100,800, respectively. The increase of $21,700 is due primarily to opening the new offices in Silicon Valley and Singapore.

     For the first quarter ended March 31, 2001 and 2000, the Company had on a consolidated unaudited basis total operating expenses of $452,400 and $348,000, respectively, of which $75,200 of the increase is attributable to an increase in general and administrative and salaries by the Company. . Net Losses

     For the first quarter ended March 31, 2001 and 2000, the Company reported a net loss from operations excluding foreign currency translation of $339,800 and $274,000, respectively.

     The ability of the Company to continue as a going concern is dependent upon its ability to obtain clients who will utilize the Company's VocaliD(R) product and whether the Company can attract an adequate number of clients. The Company believes that in order to be able to expand its initial operations in terms of sales and marketing, it must establish new offices in the USA and abroad, hire staff and acquire through purchase or lease computer and office equipment to maintain accurate financial accounting and client data. In this regard the Company has established a new United States office in Danville, California near the silicon valley. The Company is already registered with the Secretary of State of California to do business and is anticipating the penetration of the North American market from its California office.

     To implement such plan, also during this initial phase, the Company intends to initiate a self-directed private placement under Rule 506 in order to raise the funds required by its development among which the financial means related to new staff, equipment and offices. The Company expects to accomplish its fund raising objective before September 30, 2001. No underwriters have been contacted and no known investors have been contacted with respect to such fund raising. In the event such placement is successful, the Company believes that it will have sufficient operating capital to meet the initial expansion goals and operating costs for a period of one year.

Employees

     Next year, ELVA intends to hire new employees in North America, Asia and Europe in order to widen its marketing worldwide and to ensure the evolution of the technology.

     At March 31, 2001, ELVA had a total of 17 employees, of which 6 were employed in sales and marketing, 6 were employed in product development, 1 was employed in professional services and customer support, 1 was employed in internal operations support, and 3 were employed in administration and finance. Our future performance depends in significant part upon the continued service of our key technical and management personnel, and our continuing ability to attract and retain highly qualified and motivated personnel in all areas of our operations. Competition for such personnel is intense. We provide no assurance that we can retain key managerial and technical employees or that we can attract, assimilate or retain other highly qualified personnel in the future. Our employees are not represented by a labor union. We have not experienced any work stoppages and consider our employee relations to be good.

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

         None

Item 3. Defaults in Senior Securities

         None

Item 4. Submission of Matters to a Vote of Security Holders.

     No matter was submitted,  during the quarter ending March 31, 2001, covered
by  this  report,  to  a  vote  of  the  Company's  shareholders,   through  the
solicitation of proxies or otherwise.

Item 5. Other Information

     On  March  2,  2001  the  Company   changed  its  corporate  name  to  Elva
International, Inc. from Elva, Inc. to more clearly reflect the business objectives of the Company. The change of the Company's name resulted in a new trading symbol, "EVII" and the mandatory exchange of the Company's old shares and a new CUSIP number.

Item 6. Exhibits and Reports on Form 8-K

     (a) The exhibits required to be filed herewith by Item 601 of Regulation S-B, as described in the following index of exhibits, are incorporated herein by reference, as follows:

Exhibit No.  Description
-----------  ------------------------------------------------------
3(i).1       Articles of Incorporation of ELVA INTERNATIONAL, INC. f/k/a/ ELVA, INC.
             effective August 15, 1997(1)

3(i).2       Amended Articles of Incorporation of ELVA INTERNATIONAL, INC. f/k/a/
             ELVA, INC., filed January 29, 1999.(1)

3(i).3       Amended Articles of Incorporation of ELVA INTERNATIONAL,INC. f/k/a/ ELVA,
             INC., filed November, 2000.(2)

3(i).4       Amended Articles of Incorporation of ELVA INTERNATIONAL,INC. f/k/a/ ELVA,
             INC., filed March, 2001.(2)

3(i).5       Articles of Association of ELVA ASIA PTE LTD effective October 30, 2000.(2)

3(ii).1      Bylaws of ELVA INTERNATIONAL, INC. f/k/a/ ELVA, INC.(1)

10.1         Letter of Intent dated December 19, 1998 between Computer Research Technologies,
             Inc. and ELVA,SA.(1)

10.2         Lease Agreement for California(2).

10.3         Lease Agreement for Asian office for ELVA ASIA PTE LTD(2)
---------------------------------------------

(1) Incorporated herein by reference to the Company's Registration Statement on Form 10-SB.
(2) Incorporated herein by reference to the Company's Form 10 KSB filed with the SEC March 2001.

     (b) No Reports on Form 8-K were filed during the quarter ended March 31, 2001.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   ELVA, INC.
                                  (Registrant)

Date:    May 15, 2001    /s/ Lionel Rotcage
                         ------------------------------------
                         Lionel Rotcage, President & Chairman

              In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:                         Signature                              Title

May 15, 2001       By: /s/ Lionel Rotcage
                   ---------------------------------
                    Lionel Rotcage                        President & Chairman

May 15, 2001       By: /s/ Cedric Colnot
                   --------------------------------
                    Cedric Colnot                     Vice President & Director

May 15, 2001       By: /s/ Patrick Misko
                   --------------------------------
                    Patrick Misko                     Vice-President & Director

May 15, 2001       By: /s/ Serge Parienti
                   --------------------------------
                    Serge Parienti                    Vice-President, Secretary
                                                       & Director