Form 10KSB/A
period 2000-12-31
ELVA INTERNATIONAL INC
filed 2001-05-16
CIK 1103718

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-KSB
                                   AMENDMENT 1

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended December 31, 2000

[_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to ________________

Commission file no.: 000-29201

                            ELVA INTERNATIONAL, Inc.
                  --------------------------------------------
                 (Name of small business issuer in its charter)

           Florida                                             65-0790761
-------------------------------                           ---------------------
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                               Identification No.)

383 Diablo Road, Suite 100
Danville, CA                                                     94526
- ---------------------------------------                     ----------
(Address of principal executive offices)                      (Zip Code)

Registrant's telephone number: (925) 831-0504

                                f/k/a ELVA, INC.
          ------------------------------------------------------------
          (Former name or former address, if changes since last report)

Securities registered under Section 12(b) of the Exchange Act:

                                                     Name of each exchange on
    Title of each class                                which registered
               None                                            OTC: BB
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

     The aggregate market value of the voting and non-voting common equity held by non- affiliates (computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity) as of March 30, 2001 was $13,650,000.00 (for purposes of the foregoing calculation only, each of the registrant's officers and directors is deemed to be an affiliate).

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

     On October 5, 2000, a majority of the stockholders of the Company voted to increase the number of authorized shares of common stock from 50,000,000 to 100,000,000 with no change in its par value. In conjunction with the increase in the authorized shares, the Company issued 27,010,000 shares of common stock to effect a two for one forward split.

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

(b)      Business of Issuer.

General

     One of the main objectives of ELVA is to participate in the globalization of e-commerce, through providing secure online purchasing and customer loyalty incentives between individuals and businesses. The latter, whether they are banks or retailers, telecommunication operators or internet service providers, issue cards in order to allow for payment and to promote customer loyalty. ELVA foresees a consumer that can order goods and services with the same card in stores, online with any telephone or computer, anytime and anywhere, with maximum security. This system, based on VocaliD(R) smart card, is described as the Company's "butterfly scheme."

     VocaliD(R)is a new technology that marries the security of the smart card technology with telecommunications basic feature: sound. Any country can use the Company's VocaliD(R) smart card since a simple telephone or multimedia computer is enough to make it work. From this point forward, the Company's VocaliD(R) smart card will no longer require smart card readers.

     The Company's goal is to make its VocaliD technology an International standard in the area of secure transactions including e-commerce issues. This belief bolstered when the Company's VocaliD(R) first prototype was awarded the " best new technology of the year" during the "Cartes 98" exhibition, which is acknowledged by the industry as the most important smart card exhibition worldwide.

     After four years of research and development, including the setting of industrial processes, the Company's VocaliD(R) is ready to enter its first mass production cycle in the year 2001.

     The Company's initial VocaliD(R) smart card technology designed and implemented a memory card product in accordance with a proprietary online authentication protocol. The Company's smart card, VocaliD(R), can be used from an ordinary telephone, a magnetic stripe reader, a chip card reader or a personal computer. The basic function of VocaliD(R) is secure online authentication based on an exclusive and patented acoustic interface residing in the audio transmission cryptograms through telephone sets and a computer microphone without smart card readers. Nevertheless, the Company is currently developing a microprocessor version of VocaliD in order to provide a wider range of applications combining the acoustic interface major traditional smart card standards using smart card readers.

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


     Then, Near-term marketing efforts are focused on positioning VocaliD(R) smart card as a universal solution for secure e-commerce while being used in stores as a conventional magnetic stripe card.. VocaliD(R) will be, in a first step, introduced to the following sectors :

*    Banking
*    Retail
*    Internet
*    Telecommunications

     Beginning in 2002, VocaliD(R) smart card will provide a wide range of applications using smart card readers for transactions in addition to its acoustic interface features that require no card readers for e-commerce related transactions. This technological evolution is highly strategic for it will lead to the deployment of VocaliD(R) smart cards in every country, even if they do not have magnetic stripe or chip readers.

     In a second step, VocaliD(R) technology will be introduced to the healthcare sector and to government entities for transportation / identity / entertainment related applications.

     In addition to this new generation smart card, VocaliD(R) technology software consists of:

     The first family of VocaliD(R) software will be integrated in personal computers and servers for e-commerce applications based on VocaliD's acoustic interface. This software are called "AXS" for "Authentication by Extraction and Synchronization".

     The second family of VocaliD(R) software will allow card issuers and vendors to choose and integrate a wide range of security features and applications within the chip card. This software is being currently enhanced, conceived and developed and represents a large part of the future of the technology and one of the Company's main strategic issues.

     The Company believes that its ASIC Design engineers have this expertise in hardware technology and VHDL and Verilog modeling computer programming languages necessary for such development efforts.

VocaliD(R), the online Smart Card

     A VocaliD(R) smart card is a credit card-sized plastic card in which an integrated circuit, containing a specific chip is embedded. The authentication data on the card can be read via the emission of a secure audio sequence generated by vibration of the card. The use of VocaliD's acoustic interface is very simple: pressing the module with the thumb activates the card that emits the signal through the telephone or computer microphone. Once the remote server receives the data, it authenticates the card, with the application of ELVA's AXS software. Once the card is authenticated, the server may ask the card holder to authenticate himself by entering his PIN. Then the service is open or the payment process completed. Each sequence is not reusable as the cryptographic part of the information is random and synchronizes only with the server.

     E-commerce applications using VocaliD system do not require any information / application to be stored within the card, in the computer or in the telephone set. For transactions in the real world with a card reader, be it a magnetic stripe or a chip reader, VocaliD(R) is used as a traditional card. As far as online authentication is concerned, telephones and computer microphones are the natural readers of VocaliD(R) smart card.


     This VocaliD online security model relies on the combination of two complementary features that meets the e-commerce requirements in terms of security:

     There is no online  transmission  of fixed  codes or credit  card  numbers:
VocaliD smart cards generate pseudo random cryptograms with each use for online authentication synchronized with a remote server. The cardholder no longer enters or announces his credit card number when purchasing over the Internet or any telecommunication network. Even he does not know what the codes are that the card sends.

     The same level of security is available everywhere, using any terminal: an "acoustic vehicle", also generated by the card, carries the pseudo random authentication sequences. The transmission of the latter is then possible from any telephone or computer microphone. Therefore, this authentication model can be required in every situation.

     The VocaliD(R)'s natural environment is characterized by six trends and three VocaliD(R) features:

Six trends

o Online exchanges explosion (call centers, IVR, internet and telecommunication services)
o    Convergence of e-commerce with conventional in-the-store purchasing
o    Demand for secure online payment models
o Globalization of card concepts in daily life for payment, multi service options and co- branding
o Tremendous efforts of smart card developers to market their products worldwide
o Evolution of techniques in marketing, bringing about more and more customer relationship management issues


Three VocaliD(R) features

o    Online multi access without card readers
o    Security from any access method
o    Multi application through combined chip card based technologies


THE SMART CARD INDUSTRY

     At first, mainly installed in pay telephones, smart cards are now being used for mobile phones, customer loyalty tracking, payment, transportation, car parking, arcade games and vending machines. Any coin operated machine can be converted to a smart card format. Other applications include automated teller machines, point-of-sale terminals, personal computers, electronic ticketing and automatic fare collection. Theoretically, smart cards can be utilized everywhere; however, one of the main problems of traditional off line-based smart card systems is the need for specific readers, which are expensive and restrictive. Therefore, traditional smart card model will hardly become a standard in the e-commerce sector since that model would require every telephone set and every computer to be fitted with card readers.

Smart Card History

     During the past 20 years, smart cards have evolved from a leading edge technology, developed by a handful of industrial promoters (historically based in France), to a mass market medium with worldwide applications in such fields as debit/credit cards, payment cards, mobile phones and security access cards. The market has evolved from straightforward memory applications to where the card stored basic data for a given application (typically pre-paid phone cards), to truly interactive application devices where the microprocessor carries the "client" single application and more and more multi applications.


Smart Card Market Trends


     With two thirds of the existing market, Europe remains the main area for smart card applications developments.

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

         Source : IDC

     The Asia / Pacific smart card market is expected to grow rapidly during the coming five years (+55% annual growth) to become by 2005 the second market, not far behind Europe; enormous volumes will occur, specially in the mobile phone sector

     The North American smart card market is expected to grow more slowly, due to an already existing magstripe based infrastructure, and the high cost of a shift to a new infrastructure. To justify this shift, smart cards will have to integrate more than one service to make them truely profitable.

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

     Though VocaliD is a smart card system, the true market size to be considered for this technology must be based on the number of people purchasing or using online value added services with telephones and computers. This is huge compared with the traditional smart card market size which is restricted by the deployment of smart card readers. For guidance, there were 250 million people using the Internet in the world last year, according to IDC; some experts say they should be around 1 billion within 2005.

VocaliD(R) is the fourth step in plastic card technology.

     Company analysis of the foregoing data indicates that VocaliD(R) smart card technology represents the next step in the evolution of credit/debit/loyalty instruments and related products and services. VocaliD(R) Smart card systems differ from other payment mechanisms in their ability to set up secure online authentication models without requiring specific card readers. Moreover, the philosophy of the system is: "let the remote server carry out the processing part." This means that the card supplies the mobility and a part of the security of the system while the server supplies the other part of the latter and 100% of the applications. The sophisticated encryption algorithms and other security mechanisms that the chip employs provide secure information protection. This philosophy matches with any remote transaction system that requires security from anywhere the user stands.

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

     There are two main differences between magnetic stripe cards and chip cards: The first type are not very secure (criminals duplicate information from the magnetic stripe of a credit or debit card and use such clones for their own benefit) and work on-line. The second type are really secure but mostly works "off line." What they have in common is that they both require specific card readers; therefore, they cannot be used anytime or anywhere (at home for example).

     The next step in plastic card evolution is " VICI (Vibrating Iso Card Interface)" technology providing secure e-commerce features with an ISO card without card readers. This is a chip card technology that combines acoustic, magnetic stripe and chip card features. These combined features are patented by ELVA and VocaliD(R) is the first and still the only VICI-based chip card in the world.

     This is the solution for reliable, fast and convenient security for any transaction anytime and anywhere. The Company believes that VocaliD(R) is already a standard in several aspects: it utilizes the ISO 7816 standard; its manufacturing is based on existing smart card processes and available equipment; and its marketing medium is already widely used and accepted by the general public as well as being user friendly.

     As a result of the Company's advanced authentication protocol, VocaliD(R) enables higher value secure online services over the internet.

     The Company believes widespread acceptance and use of VocaliD(R) smart card technology will occur following the transition from a magnetic stripe only infrastructure to one that includes both magnetic stripe and audio sequenced smart cards which do not require new readers. This may be the most acceptable means to meet, on a worldwide scale, the eventual and unavoidable convergence of traditional purchase in stores and secure electronic remote services.

     The Company believes its technology will open up new opportunities with regard to the way people interact with financial institutions, healthcare providers, retailers and others by enabling an individual to exchange information and payment through the smart card VocaliD(R) microchip technology.

     The Company believes it is well positioned to take advantage of the developing VocaliD(R) smart card technology and utilization based upon a number of factors. These factors include:(i) our engineering know-how, patents, software tools and technical support, (ii) our knowledge and under- standing of the technology and the market, (iii) our successful development and implementation of our product, (iv) our commitment to quality and innovation in our product line, and (v) our ability to create applications quickly for a rapidly changing industry.

COMPETITIVE ADVANTAGES

     The Company believes its exclusive acoustic interface to be unique in terms of its ability to be universally read. While a traditional smart card requires specific card readers, VocaliD(R) requires none. Therefore, VocaliD's economic advantage is huge and brings about a paramount advantage in the worldwide race for smart card deployment in the e-commerce sector.

     Other acoustic authentication devices exist, but none of them are smart cards ; since they are not ISO format devices, they are more expensive than VocaliD(R) whose manufacturing is based on the existing smart card process with standard industrial equipment. Moreover, other acoustic authentication devices cannot be used in magnetic stripe or chip readers, which means that they cannot become universal. The Company believes that its VocaliD(R) allows for the merging of e- commerce with real world commerce in terms of secure authentication and global marketing while being cost effective, widely available and easily usable at the same time.

     The Company continues to have a significant commitment to innovation and quality in the development of products. A stringent set of standards is adhered to by the Company. These standards include (i) compatibility with other operating systems: our engineers design our software products to be compatible with all major operating SYSTEMS Systems for the various system architectures. The Company believes that the compatibility of our products is key to market acceptance and will provide a distinct advantage; (ii) market driven enhancements and product offerings: our product design and architecture provide flexibility and adaptability to emerging technologies; and (iii) support for industry standards: our engineers follow strict adherence to industry standards as promulgated by the International Standards Organization. We also follow different operating SYSTEMS Systems standards and recommended configurations when developing our products for those operating SYSTEMS Systems.

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

     Establishment of a distribution network made up of value added resellers, system integrators, software firms.

     Direct marketing targeting end users like banks, retailers, telcos, Internet companies .

Communication

         PR
         Web Site Internet / online advertising campaigns
         Direct Marketing
         Exhibitions

VocaliD demo platforms through strategic partnerships

         Continuous enhancement of VocaliD technology

     Design of a new chip and development of a related software environment meant for VocaliD smart cards with a wider range of multi application capabilities, with and without card readers. Main endeavors are first meant to address the payment card sector.

     Improvement of VocaliD smart card manufacturing process in order to increase volumes and productivity

     Phase 2 : From late 2002 early 2003 : Towards VocaliD standardization and enhancement of the Company's project

     Establishing VocaliD as an International standard

Segmentation

     Same as phase 1 plus Healthcare, Cities and other government enities for transportation, identity, theaters, festivals and so on.

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

     Pilot tests in cooperation with end users and system integrators are in the planning stages. The first version of the online smart card as an industrial product is anticipated to be tested by several market leaders before the end of the third quarter of 2001.

CURRENT AND FUTURE MARKETS FOR VocaliD(R)

     Considering basic functions of its technology, the Company believes the following industries are best suited for VocaliD(R) smart card technology

     First our marketing efforts will be limited to the following market segments:

     Banking including "in the store" and "e"-payment, e-banking, e-trading

     The banking sector is the second largest market for smart cards, after mobile phone; it comes to 110,000 units today in Europe and should triple within five years, according to IDC. In addition , some rules of interoperability have been jointly defined by Europay, MasterCard and Visa (EMV standards) to accelerate the move of debit and credit cards from magnetic stripe to chip technology, worldwide.

     For this reason, the next VocaliD chip generation will be both acoustic and EMV compatible to become a standard payment card in the store with card readers and online, where it will allow secure payment (e-trading...) and access control to bank account or other value-added remote personalized services.

     Retail industry including private payment and loyalty in the store and online

     Retailers have been made acutely aware of the value of their contact with the consumer. The key to repeat business is to accurately identify, and then satisfy, customer needs. Smart cards are capable of enabling retailers to track customer behavior and base marketing decisions mined from this valuable information. This technology can also reduce the risk of fraud, improve inventory management and offer the customer convenience and better service. Moreover, major retailers have extended the number of access points to their products and services (phones, computers, webphones...). Now they need a way to keep secure contact with their customers anytime, anywhere, and through whatever access device may be used.

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

     VocaliD is a secure solution for customization and value-added online services, and also allows enlargement of e-commerce service

     Telecommunications including value-added phone cards and call centers

     Value added phone cards allow access to voice services in addition to rechargeable calling card application. For any company, a Vocalid smart card can be a secure access device to contact a call center in order to improve customer relationship management.

     The Company believes the following markets will be best suited for VocaliD(R) smart card technology in a second step, scheduled by the end of 2002, early 2003:

     Cities and other government entities for transportation, ID, entertainment applications.

     The traditional smart card approach concerning multi-application cards consists in developing more and more sophisticated chips, with enlarged memory and processing capacity. But many questions remain unsolved, among which: how can we make upgrades / removals / extensions of the applications accessible to every citizen (or even service provider) ?

     VocaliD philosophy mainly consists of having networks and servers resources work rather than chips: VocaliD smart card allows distant authentication and access to applications, that are stored on a remote server accessible via networks (Internet, Intranet...). Thus upgrading, adding or removing an application are centralized processes that require no change on smart cards. Once this online principle is combined with the storage of simple data and basic applications within a VocaliD chip, multi-application features become nearly unlimited. This will allow to combine, for example healthcare related payment with secure access to medical files from any phone or computer, transportation and entertainment related ticketing with ID devices such as driver license. Many things are possible for we can separate information and applications that must be used with card readers (and will be stored within the chip) from those who will be used online from computers and phones (and will be stored on remote servers) : this is an exclusive VocaliD model.

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

     Every insurance company, HMO, PPO, hospital association, and independent provider association which serves the United States health care market can benefit from the use of a VocaliD smart card system. Only authentication of the patient and thus of their medical files allow an efficient medical intervention. VocaliD(R) is the only ISO smart card enabling a universal secure authentication of the patient anywhere anytime, be it by telephone, over the internet, at home, on the street or at the hospital, in the card holder's country or abroad.

     The Company believes its advantage in this market will be based upon its position as the first to provide a universal smart card reading mode. The opportunity to reduce health care costs, improve the quality of health care services, and facilitate the payments process through a more user friendly medium makes the use of a VocaliD(R) smart card system very attractive and viable.

VocaliD market segmentation

BASIC FUNCTIONS         TRANSVERSAL STRATEGIC          Market segmentation
                             FUNCTIONS
-------------------------------------------------------------------------------------------
Access control     Security / Added value              Banking
Payment            CRM (Customer Relationship          *     Payment / online & in the store
                   Management)                         *     e-banking / transactions &
                   Convergence online / in the shop    access to bank account, services
                   (for clicks & mortar)
                                                       IT / e-commerce
                                                       *     Telcos
                                                       *     Dot coms
                                                       *     SPs, Internet portals

                                                       Retail
                                                       *     Private payment
                                                       *     Access control / Loyalty


                                                       Multi-application / Citizen related
                                                       *     Healthcare
                                                       *     Cities and governments

----------------------------------------------------------------------------------------------------

LICENSE AGREEMENTS AND INTELLECTUAL  PROPERTY RIGHTS

We regard our technology as proprietary and expect to license our products (hardware and software) generally under written license agreements executed by licensees.

We have registered several patents with additional patent applications pending.

Patents : ELVA holds 4 French patents and 2 patents applications (duration : from the date of registration, 20 years) :

     # 95 15735 on 1995, December 29th for "dispositif portatif d'acces a au moins un service dispense par un serveur", or "portable device for access to at least one service provided by a server" Foreign patent applications pending: European patent #96944094 0 (12/27/96)

     # 96 01872 on 1996, February 15th for "procede pour faire autoriser par un serveur l'acces a un service a partir de dispositifs portatifs a microcircuits electroniques de type carte a memoire par exemple," or "a method for enabling a server to authorize access to a service from portable devices having electronic microcircuits, E.G devices of the smart card type"

Foreign patent applications pending:
Canada : #2,246,301                 (08/12/98)
Europe : #97905199 2                (02/13/97)
USA : #09/125,222                   (02/13/97)
Japan : #529050/97                  (08/13/98)

     # 97 08939 on 1997, July 15th for "procede et systeme de transmission sous forme vocale d'une sequence de donnees binaires a partir d'un transducteur piezoelectrique", or "method and system for voice transmission of a binary data sequence from a piezoelectric transducer"

Foreign patent applications pending:
Canada : #2,297,259                 (01/11/00)
Europe : #98935089 7                (03/07/98)
USA : Pending                       (01/13/00)
Japan : #503509/2000                (01/17/00)

     # 97 013902 on 1997, November 5th for "procede pour emettre des signaux acoustiques a partir d'une carte a memoire ou a puce, et carte pour la mise en oeuvre du procede," or "method to emit acoustic signals from a smart card, and card to implement this method"

Foreign patent applications pending: PCT/FR98/02354 (11/04/98)
Canada : #2,308038                  (04/07/00)
Europe : #98954511 6                (04/07/00)
USA : # 09/530587                   (05/05/00)
Japan : # 2000-519539               (04/07/00)


     French patent application # 99 09074 on 1999, July 13th for "carte a memoire pour emettre des signaux acoustiques," or "smart card to emit acoustic signals."


     French patent application # 00 08072 on 2000, June 23rd for "procede pour selectionner un mode de fonctionnement d'une carte a puce...", or "method to select a operating mode of the smart card..."

     The Company also relies on a combination of copyright, trademark and trade secrets laws to protect our products. We require employee and third-party non-disclosure and confidentiality agreements as well. Despite these precautions, it may be possible for unauthorized parties to copy certain portions of our products or reverse engineer or obtain and use information that we regard as proprietary.

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

     The Company's ability to compete successfully will depend in large part on its ability to protect any proprietary technology it may develop. The Company currently has several patents with respect to its product or service designs or processes, and will moreover attempt to protect its technology by limiting the people with knowledge of its specifications to those with a need to know and by having such persons execute confidentiality agreements. The Company will also rely, to the extent possible, on trade secrets law to protect its intellectual property. There can be no assurance, however, that any intellectual property protection or trade secrets protection will be sufficient to protect the Company and its business from others seeking to copy or appropriate the Company's proprietary information.

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

     Our competitors vary in size and in the scope and breadth of the products and services offered. We may encounter competition from a number of sources, including Sun MicroSystems, Inc., Bull, Gemplus, Innovatron, Proton, Avtivecard, Oberthur Card Systems, Philips Electronics, Mondex, Microsoft, Schlumberger, Siemens and DigiCash. We compete against numerous, smaller, privately-held companies with fewer resources based on breadth of product features and functionality, as well as larger, publicly-held companies with greater resources and having greater product and market diversification.

     Nevertheless, most of those competitors may become partners and/or ELVA's licensees and then, they could as well be considered as ELVA's leverages. This would be due to the high potential of VocaliD(R) that might help smart card companies to enter US market, for instance (which they could not do so far), thanks to an online/readerless positioning.

     Many of our current and potential competitors, both privately-held and publicly-held, have greater financial, technical, marketing and distribution resources than ours. As a result, they may be able to respond more quickly to new or emerging technologies, including changes in customer requirements or to devote greater resources to the development and distribution of their products, maybe including VocaliD(R). In addition, because there are relatively low barriers to entry in the software marketplace, we expect additional competition from other established or emerging companies as the VocaliD(R) smart card market continues to expand. Increased competition is likely to result in pricing pressures, reduced gross margins and loss of market share, any of which could materially adversely affect our business, financial condition and results of operations. We also expect that competition will increase as a result of software industry consolidations. There can be no assurance that we will be able to compete successfully against current and future competitors or that competitive pressures we encounter will not materially adversely affect our business, financial condition and results of operations.

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

Research and Development

     The Company continues to make investments in research and development to continue to development of our smart card technology. Currently the dynamic nature of the VocaliD(R) smart card technology industry places large research and development demands on businesses that desire to remain competitive. Competing with larger firms with substantially greater capital resources, we have devoted significant portions of available resources to remain abreast of industry developments and to offer competitive products and services. As of December 31, 2000, our product development staff consisted of 6 employees located in France. Our total expenses for product development, deployment and other operating expenses during 1999 and 2000 were $459,340 and $552,135 respectively. We anticipate that we will continue to commit substantial resources to product development in the future.

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

PART II

Item 5. Market Price of and Dividends on the Registrant's Common Equity and Other Shareholder Matters.

Market Information
2001                               HIGH           LOW
-------                           -------        -----
March 31, 2001                     4.6406        0.875

2000                               HIGH           LOW
-------                           -------        -----
December  31, 2000                 2.00           0.9375 * 2:1 Stock Split October 2, 2000
September 30, 2000                 3.00           1.50
June 30, 2000                      7.50           3.00
March 31, 2000                    11.00           1.75

1999                               HIGH           LOW
-------                           -------        -----
December  31, 1999                 4 1/8         3 7/8
September 30, 1999                  N/A            N/A
June 30, 1999                       N/A            N/A
March 31, 1999                      N/A            N/A

1998                               HIGH           LOW
------                            -------        -----
December  31, 1998                  N/A            N/A
September 30, 1998                  N/A            N/A
June 30, 1998                       N/A            N/A
March 31, 1998                      N/A            N/A

1997                               HIGH           LOW
-----                             -------        -----
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

     For the twelve months ending December 31, 1999 and 2000, the Company had, on a consolidated basis, general and administrative expenses of $550,619 and $631,489, respectively. The increase of $80,870 is due primarily to a an increase in office and travel expenses related to our expansion in Asia and operations in California.

     For the twelve months ending December 31, 1999 and 2000, the Company had on a consolidated basis total operating expenses of $1,390,890 and $1,653,120 of which approximately $120,000 is attributable to an increase in salary expenses while $80,000 is attributable to increases in general and administrative expenses by the Company.

Net Losses

     For the twelve months ending December 31, 1999 and 2000, the Company reported a net loss from operations excluding foreign currency translation of $724,888 and $1,138,080 respectively. The increase in net losses of approximately $413,192 is the result of an increase in general, administrative expenses, salaries and a decrease in foreign currency transactions and foreign income tax credits.

     The ability of the Company to continue as a going concern is dependent upon its ability to obtain clients who will utilize the Company's VocaliD(R) product and whether the Company can attract an adequate number of clients. The Company believes that in order to be able to expand its initial operations in terms of sales and marketing, it must establish new offices in the USA and abroad, hire staff and acquire through purchase or lease computer and office equipment to maintain accurate financial accounting and client data. In this regard the Company has established a new United States office in Danville, California near silicon valley. The Company is already registered with the Secretary of State of California to do business and is anticipating the penetration of the North American market from its California office.

     To implement such plan, also during this initial phase, the Company intends to initiate a self- directed private placement under Rule 506 in order to raise the funds required by its development among which the financial means related to new staff, equipment and offices.. The Company expects to accomplish its fund raising objective before June 1, 2001. No underwriters have been contacted and no known investors have been contacted with respect to such fund raising. In the event such placement is successful, the Company believes that it will have sufficient operating capital to meet the initial expansion goals and operating costs for a period of one (1) year.

Employees

     ELVA intends to hire new employees in North America, Asia and Europe in order to widen its marketing worldwide and to ensure the evolution of the technology

     At December 31, 2000, ELVA had a total of 16 employees, of which 6 were employed in sales and marketing, 6 were employed in product development, 1 was employed in professional services and customer support, 1 was employed in internal operations support, and 2 were employed in administration and finance. Our future performance depends in significant part upon the continued service of our key technical and management personnel, and our continuing ability to attract and retain highly qualified and motivated personnel in all areas of our operations. Competition for such personnel is intense. We provide no assurance that we can retain key managerial and technical employees or that we can attract, assimilate or retain other highly qualified personnel in the future. Our employees are not represented by a labor union. We have not experienced any work stoppages and consider our employee relations to be good.

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



                          INDEX TO FINANCIAL STATEMENTS


Independent Auditor's Report.................................................F-2

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
                                                                                ====================== ======================


     The accompanying notes are an integral part of the financial statements

                                   Elva, Inc.
      Consolidated Statements of Operations and Comprehensive Income (Loss)
                             Year Ended December 31,


                                                                              2000                          1999
                                                                    -------------------------     -------------------------
REVENUES                                                            $                 394,296     $                 448,696
                                                                    -------------------------     -------------------------

OPERATING EXPENSES
    Salaries                                                                          378,237                       259,776
    Advertising                                                                        51,138                        63,228
    Royalty expense - related parties                                                       0                        24,363
    Depreciation and amortization                                                      40,121                        33,564
    General and administrative                                                        631,489                       550,619
    Research and development                                                          552,135                       459,340
                                                                    -------------------------     -------------------------

          Total operating expenses                                                  1,653,120                     1,390,890
                                                                    -------------------------     -------------------------

 Operating Loss                                                                    (1,258,824)                     (942,194)
                                                                    -------------------------     -------------------------

OTHER INCOME (EXPENSE):
    Interest income                                                                    11,322                           459
    Interest expense                                                                  (20,987)                      (14,586)
    Foreign currency transaction gain (loss)                                            2,089                        11,534
                                                                    -------------------------     -------------------------

          Total other income (expense)                                                 (7,576)                       (2,593)
                                                                    -------------------------     -------------------------

Net loss before tax credit and minority interest                                   (1,266,400)                     (944,787)

    Foreign income tax credit                                                         102,554                       220,939
    Minority interest in consolidated subsidiary income (loss)                              0                           136
                                                                    -------------------------     -------------------------

Net loss                                                                           (1,163,846)                     (723,712)

Other comprehensive income (loss):
    Foreign currency translation gain (loss)                                           25,766                        (1,176)
                                                                    -------------------------     -------------------------

Comprehensive loss                                                  $              (1,138,080)    $                (724,888)
                                                                    =========================     =========================

Net loss per common share                                           $                   (0.05)    $                   (0.03)
                                                                    =========================     =========================

Weighted average number of common shares outstanding                               49,615,592                    21,500,000
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


NAME                    AGE          POSITION
-------------          -----      -----------------
Lionel Rotcage          52        President & Chairman
Cedric Colnot           38        Vice President of Technology
Patrick Misko           41        Vice President of Finance
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

--------------------------------------------------------------------------------------------------
                                                                       (1)                  (1)
Title of Class            Name and Address                       Amount and Nature      Percent of
                          of Beneficial Owner                   of Beneficial Owner        Class
---------------------------------------------------------------------------------------------------
Common Stock              Cedric Colnot(1)                           11,003,086            20.37%
                          17 rue Jean-Jacques Rousseau
                          94200 Ivry sur Seine, FRANCE
---------------------------------------------------------------------------------------------------
Common Stock              Patrick Misko(1)                            7,644,146            14.15%
                          538 avenue de l'Hautil
                          78955 Carrieres sous Poissy, FRANCE

---------------------------------------------------------------------------------------------------
Common Stock              Serge Parienti(1)                           2,530,000             4.68%
                          74, Avenue Edouard Vaillant
                          92100 BOULOGNE BILLANCOURT
                          FRANCE
---------------------------------------------------------------------------------------------------
All Executive Officers, Directors                                    21,177,232            39.20%
as a group.

Certain Beneficial Owners
----------------------------------------------------------------------------------------------
                                                                  (1)                 (1)
Title of Class            Name and Address                   Amount and Nature     Percent of
                          of Beneficial Owner                of Beneficial Owner      Class
----------------------------------------------------------------------------------------------
Common Stock              Meadlight TMO(1)                        6,880,000           12.74%
                          23/25, avenue Mac Mahon
                          75017 Paris
----------------------------------------------------------------------------------------------
Common Stock              Olex Financial, Ltd.(1)                 6,980,000           12.92%
                          VANTERPOOL PLAZA
                          ROAD TOWN
                          TORTOL, FRANCE
----------------------------------------------------------------------------------------------
                                                                 13,860,000           25.66%
----------------------------------

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

3(i).5           Articles of Association of ELVA ASIA PTE LTD effective October 30, 2000.

3(ii).1           Bylaws of ELVA INTERNATIONAL, INC. f/k/a/ ELVA, INC.(1)

10.1              Letter of Intent dated December 19, 1998 between Computer Research Technologies,
                  Inc. and ELVA,SA.(1)

10.2              Lease Agreement for California.

10.3              Lease Agreement for Asian office for ELVA ASIA PTE LTD
--------------------------------------------------

(1) Incorporated herein by reference to the Company's Registration Statement on Form 10-SB.

*    Filed herewith

     (b) No Reports on Form 8-K were filed during the quarter ended December 31, 2000.

                                   SIGNATURES
                      -------------------------------------

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   ELVA, INC.
                                  (Registrant)


Date:    May 16,  2001        /s/ Lionel Rotcage
                            ---------------------------------------
                            Lionel Rotcage, President & Chairman


Date:    May 16, 2001         /s/ Serge Parienti
                            ---------------------------------------
                            Serge Parienti, Secretary



         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                    Signature                     Title
Date
                    By: /s/ Lionel Rotcage
                    -------------------------     President & Chairman
May 16, 2001        Lionel Rotcage

                    By: /s/ Cedric Colnot
                    -------------------------     Vice-President & Director
May 16, 2001        Cedric Colnot

                    By: /s/ Patrick Misko
                    -------------------------     Vice-President & Director
May 16, 2001        Patrick Misko

                    By:/s/ Serge Parienti
                    -------------------------     Vice-President & Director
May 16, 2001        Serge Parienti