Form 10QSB
period 2001-06-30
ELVA INTERNATIONAL INC
filed 2001-08-14
CIK 1103718

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB

QUARTERLY REPORT  PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES  EXCHANGE ACT OF 1934

For the quarter ended: June 30, 2001

Commission file no.:   29201


                            ELVA INTERNATIONAL, INC.
                  ---------------------------------------------
                 (Name of Small Business Issuer in its Charter)

           Florida                                              65-0790761
------------------------------------                     -----------------------
(State or other jurisdiction of                          (I.R.S.Employer
incorporation or organization)                              Identification No.)

383 Diablo Road, Suite 100
 Danville, CA                                                    94526
------------------------------------------               -----------------------
(Address of principal executive offices)                      (Zip Code)

Issuer's telephone number:  (925) 831-0504

Securities registered under Section 12(b) of the Act:

     Title of each class                                Name of each exchange
                                                        on which registered
           None                                                  None
-----------------------------------                  ---------------------------

Securities registered under Section 12(g) of the Act:

                    Common Stock, $.0001 par value per share
                      -------------------------------------
                                (Title of class)

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

     As of June 30, 2001, there are 6,173,500 shares of voting stock of the registrant issued and outstanding.

PART I

Item 1.      Financial Statements






                          INDEX TO FINANCIAL STATEMENTS


Consolidated Balance Sheets.................................................F-2

Consolidated Statements of Operations and Comprehensive Income (Loss).......F-3

Consolidated Statements of Stockholders' Equity (Deficiency)................F-4

Consolidated Statements of Cash Flows.......................................F-5

Notes to Consolidated Financial Statements..................................F-6

                            Elva International, Inc.
                           Consolidated Balance Sheets

                                                                           June 30,           December 31,
                                                                              2001                2000
                                                                     --------------------- -------------------
                                                                          (unaudited)
                   ASSETS
CURRENT ASSETS
  Cash and equivalents                                               $             149,403 $           300,071
  Accounts receivable                                                                                  113,959
  VAT tax receivable                                                                34,307              54,998
                                                                     --------------------- -------------------
          Total current assets                                                     368,194             369,028
                                                                     --------------------- -------------------

PROPERTY AND EQUIPMENT
  Computers and equipment                                                          117,223              95,281

        Less accumulated depreciation                                             (57,892)            (46,792)
                                                                     --------------------- -------------------

          Net property and equipment                                                59,331              48,489
                                                                     --------------------- -------------------

OTHER ASSETS
  Deposits and other assets                                                         21,157              20,330
  Income tax credit receivable                                                     110,725             209,141
  Patent                                                                           382,863             420,110

        Less accumulated amortization                                             (65,745)            (61,364)
                                                                     --------------------- -------------------

          Net other assets                                                         449,000             588,217
                                                                     --------------------- -------------------
Total Assets                                                         $             876,525 $         1,005,734
                                                                     ===================== ===================

           LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
CURRENT LIABILITIES
   Accounts payable                                                  $             180,112 $           136,337
   Accrued Expenses
       Trade                                                                        51,704              61,541
       Salaries and payroll taxes                                                  250,170             149,232
   Advances from shareholders                                                      186,688              45,304
   Deferred revenue                                                                 89,381                   0
   Conditional government subsidy                                                   94,986             108,956
                                                                     --------------------- -------------------

          Total current liabilities                                                853,041             501,370
                                                                     --------------------- -------------------

LONG-TERM DEBT
   Conditional government subsidy                                                  189,972             217,910
   Other long-term debt                                                              5,174               8,512
                                                                     --------------------- -------------------

          Total long-term debt                                                     195,146             226,422
                                                                     --------------------- -------------------
Total Liabilities                                                                1,048,187             727,792
                                                                     --------------------- -------------------
Minority interest in consolidated subsidiary                                             0                   0
                                                                     --------------------- -------------------

STOCKHOLDERS' EQUITY (DEFICIENCY)
  Preferred stock, $0.0001 par value, authorized 10,000,000 shares;
     none issued and outstanding                                                         0                   0
  Common stock, $0.0001 par value, authorized 100,000,000 shares;
     6,173,500 and 54,020,000 issued and outstanding shares                            618               5,402
  Additional paid-in capital                                                     3,988,989           2,620,505
  Deferred compensation                                                        (1,115,212)                   0
  Accumulated comprehensive income (loss)                                            8,529            (27,801)
  Deficit                                                                      (3,054,586)         (2,320,164)
                                                                     --------------------- -------------------

          Total stockholders' equity (deficiency)                                (171,662)             277,942
                                                                     --------------------- -------------------
Total Liabilities and Stockholders' Equity (Deficiency)              $             876,525 $         1,005,734
                                                                     ===================== ===================


     The accompanying notes are an integral part of the financial statements

                            Elva International, Inc.
      Consolidated Statements of Operations and Comprehensive Income (Loss)
                                   (Unaudited)



                                                                      Three Months Ended                 Six Months Ended
                                                                           June 30,                        June 30,
                                                                -------------------------------  -----------------------------
                                                                    2001            2000             2001           2000
                                                                --------------- ---------------  -------------- --------------
REVENUES                                                        $       176,127 $       117,049  $      288,655 $      191,062
                                                                --------------- ---------------  -------------- --------------

OPERATING EXPENSES
    Salaries                                                            207,989         174,593         426,247        339,438
    Advertising                                                          12,744          28,630          25,388         31,364
    Depreciation and amortization                                        12,979           8,313          26,492         17,642
    General and administrative                                          235,157         119,741         357,630        220,507
    Research and development                                            108,141          83,560         193,608        153,879
                                                                --------------- ---------------  -------------- --------------

          Total operating expenses                                      577,010         414,837       1,029,365        762,830
                                                                --------------- ---------------  -------------- --------------

 Operating Loss                                                        (400,883)       (297,788)       (740,710)      (571,768)
                                                                --------------- ---------------  -------------- --------------

OTHER INCOME (EXPENSE):
    Interest income                                                         310           1,006           4,041          1,357
    Interest expense                                                          0          (9,958)              0        (15,943)
    Foreign currency transaction gain (loss)                              2,228            (445)          2,247          3,093
                                                                --------------- ---------------  -------------- --------------

          Total other income (expense)                                    2,538          (9,397)          6,288        (11,493)
                                                                --------------- ---------------  -------------- --------------

Net loss before tax credit and minority interest                       (398,345)       (307,185)       (734,422)      (583,261)

    Foreign income tax credit                                                 0          (2,188)              0              0
    Minority interest in consolidated subsidiary income (loss)                0               0               0              0
                                                                --------------- ---------------  -------------- --------------

Net loss                                                               (398,345)       (309,373)       (734,422)      (583,261)

Other comprehensive income (loss):
    Foreign currency translation gain (loss)                              6,348            (370)         36,330         43,610
                                                                --------------- ---------------  -------------- --------------
Comprehensive loss                                              $      (391,997)$      (309,743) $     (698,092)$     (539,651)
                                                                =============== ===============  ============== ==============
Net loss per common share, basic                                $         (0.07)$         (0.01) $        (0.13)$        (0.03)
                                                                =============== ===============  ============== ==============

Weighted average number of shares outstanding                         5,857,346      21,500,000       5,630,931     21,500,000
                                                                =============== ===============  ============== ==============









     The accompanying notes are an integral part of the financial statements

                            Elva International, Inc.
          Consolidated Statements of Stockholders' Equity (Deficiency)



                                                                                                 Accum.                 Total
                                                                            Add'l.                Comp.                Stockholders'
                                                  Number of     Common     Paid-in   Deferred    Income                 Equity
                                                    Shares       Stock     Capital    Comp.      (Loss)      Deficit   (Deficiency)
                                                  ------------ -------- ---------- ------------ --------- ------------ ------------
BEGINNING BALANCE,
December 31, 1998                                   21,500,000 $  2,150 $  828,401 $          0 $(52,349) $  (432,606) $    345,596

Year ended December 31, 1999:
   Other comprehensive income (loss)                         0        0          0            0   (1,176)            0      (1,176)
   Net loss                                                  0        0          0            0         0    (723,712)    (723,712)
                                                  ------------ -------- ---------- ------------ --------- ------------ ------------

BALANCE, December 31, 1999                          21,500,000    2,150    828,401            0  (53,525)  (1,156,318)    (379,292)

Year ended December 31, 2000:
   Conversion of debt of subsidiary for stock        1,720,000      172    557,305            0         0            0      557,477
   Shares issued for cash                            3,790,000      379  1,237,500            0         0            0    1,237,879
   Shares issued to effect 2 for 1 forward split    27,010,000    2,701    (2,701)            0         0            0            0
   Other comprehensive income (loss)                         0        0          0            0    25,724            0       25,724
   Net loss                                                  0        0          0            0         0  (1,163,846)  (1,163,846)
                                                  ------------ -------- ---------- ------------ --------- ------------ ------------

BALANCE, December 31, 2000                          54,020,000    5,402  2,620,505            0  (27,801)  (2,320,164)      277,942

Six months ended June 30, 2001: (unaudited)
------------------------------
   1 for 10 reverse split                         (48,618,000)  (4,862)      4,862            0         0            0            0
   Shares issued for cash                              125,000       13    199,987            0         0            0      200,000
   Shares issued for services                          646,500       65  1,163,635  (1,163,700)         0            0            0
   Deferred compensation amortization                        0        0          0       48,488         0            0       48,488
   Other comprehensive income (loss)                         0        0          0            0    36,330            0       36,330
   Net loss                                                  0        0          0            0         0    (734,422)    (734,422)
                                                  ------------ -------- ---------- ------------ --------- ------------ ------------

ENDING BALANCE, June 30, 2001
(unaudited)                                          6,173,500 $    618 $3,988,989 $(1,115,212) $   8,529 $(3,054,586) $  (171,662)
                                                  ============ ======== ========== ============ ========= ============ ============














     The accompanying notes are an integral part of the financial statements

                            Elva International, Inc.
                      Consolidated Statements of Cash Flows
                                   (Unaudited)


                                                                                        Six Months Ended
                                                                                            June 30,
                                                                              ------------------------------------
                                                                                    2001               2000
                                                                              -----------------    ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                      $       (734,422)    $     (583,262)
Adjustments to reconcile net loss to net cash used by operating activities:
     Minority interest in consolidated subsidiary income                                      0                  0
     Depreciation                                                                        26,490             17,416
     Amortization of government subsidy                                                (13,676)                  0
     Amortization of deferred compensation                                               48,488                  0
Changes in operating assets and liabilities:
     (Increase) decrease in accounts receivable                                       (181,083)             33,785
     (Increase) decrease in VAT receivable                                               16,731             20,804
     (Increase) decrease in deposits and other assets                                   (2,461)            (5,478)
     (Increase) decrease in income tax credit receivable                                 84,498                  0
     Increase (decrease) in accounts payable                                             48,411             67,673
     Increase (decrease) accrued expense - trade                                        (4,785)            (8,689)
     Increase (decrease) salaries and payroll taxes                                     120,359             39,214
     Increase (decrease) in deferred revenue                                             94,556                  0
                                                                              -----------------    ---------------

Net cash  provided (used) by operating activities                                     (496,894)          (418,537)
                                                                              -----------------    ---------------

CASH FLOW FROM INVESTING ACTIVITIES:
     Purchase of property and equipment                                                (31,791)            (3,204)
     (Increase expenditure) decrease application patent                                       0          (108,890)
                                                                              -----------------    ---------------

Net cash provided (used) by investing activities                                       (31,791)          (112,094)
                                                                              -----------------    ---------------

CASH FLOW FROM FINANCING ACTIVITIES:
     Shareholder advances                                                               158,102            157,965
     Shareholder advance repayments                                                           0                  0
     Receipt of conditional government subsidy                                                0            121,287
     Proceeds of  long term debt - related party                                              0            191,505
     Proceeds from sale of common stock                                                 200,000                  0
     Debt payments                                                                      (2,735)            (3,072)
                                                                              -----------------    ---------------

Net cash provided by financing activities                                               355,367            467,685
                                                                              -----------------    ---------------

Effect of exchange rates on cash                                                         22,650            (6,015)
                                                                              -----------------    ---------------

Net increase (decrease) in cash and equivalents                                       (150,668)           (68,961)

CASH and equivalents, beginning of period                                               300,071             97,476
                                                                              -----------------    ---------------

CASH and equivalents, end of period                                           $         149,403    $        28,515
                                                                              =================    ===============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Interest Paid in Cash:                                                        $               0    $        15,943
                                                                              =================    ===============






     The accompanying notes are an integral part of the financial statements

                            Elva International, Inc.
                   Notes to Consolidated Financial Statements

                (Information with respect to the six months ended
                      June 30, 2001 and 2000 is unaudited)


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

          e) Property and equipment All property and equipment are recorded at cost and depreciated over their estimated useful lives, using the straight-line method. Upon sale or retirement, the costs and related accumulated depreciation are eliminated from their respective accounts, and the resulting gain or loss is included in the results of operations. Repairs and maintenance charges which do not increase the useful lives of the assets are charged to operations as incurred. Depreciation expense was $16,101 and $7,752 for the six months ended June 30, 2001 and 2000, respectively.

          f) Cash and equivalents The company considers investments with an initial maturity of three months or less as cash equivalents.

          g) Patents The Company acquired two French patents, Nos. 95-15735 and 96-01872, from the founders of ELVA, SA. The Company is amortizing the cost of these patents over the remaining life of the patents. Patents in France have a 20 year life. Amortization expense was $10,391 and $9,664 for the six months ended June 30, 2001 and 2000, respectively.

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

          m) Interim financial information The financial statements for the six months ended June 30, 2001 and 2000 are unaudited and include all adjustments which in the opinion of management are necessary for fair presentation, and such adjustments are of a normal and recurring nature. The results for the six months are not indicative of a full year results.

(2) Stockholders' Equity The Company has authorized 50,000,000 shares of $0.0001 par value common stock and 10,000,000 shares of $0.0001 par value preferred stock. Rights and privileges of the preferred stock are to be determined by the Board of Directors prior to issuance. The Company has 6,173,500 and 54,020,000, shares of common stock issued and outstanding at June 30, 2001 and December 31, 2000.

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

          In June 2001, the Company completed a 1 for 10 reverse split of its shares of common stock. 5,402,000 shares were issued and outstanding following this action.

          In June 2001, the Company sold 125,000 shares of restricted common stock to a company controlled by the new President of the Company for $200,000 in cash, or $1.60 per share.

          In June 2001, the new President of the Company was issued 646,500 restricted common shares as sole compensation for the four-year term of his employment agreement. These shares were valued at $1.80 per share, or 50% of the then current market price of the stock due to size of the block of shares, the current lack of significant trading volume and the 144 restriction on the shares, or a total of $1,163,700. The Company will amortize this deferred compensation at a rate of $72,731 per quarter for the four-year term of the employment agreement.

(3) Income Taxes Deferred income taxes (benefits) are provided for certain income and expenses which are recognized in different periods for tax and financial reporting purposes. The Company had net operating loss carry- forwards for income tax purposes of approximately $3,055,000, which expire $68,000 on December 31, 2011, $132,000 on December 31, 2117, $232,000 on December 31, 2118, $724,000 on December 31, 2119,
          $1,164,000 on December 31, 2020 and $734,000 on December 31, 2021. The
          amount recorded as a deferred tax asset, cumulative as of June 30, 2001 and 2000 is approximately $1,222,000 and $696,000, respectively, which represents the amount of tax benefits of the loss carry-forwards. The Company has established a valuation allowance for this deferred tax asset of $1,222,000 and $696,000, as the Company has no history of profitable operations.

     The significant components net deferred tax asset as of June 30, 2001, are:


Net operating losses            $            1,222,000
Valuation allowance                         (1,222,000)
                                ----------------------
Net deferred tax asset          $                    0
                                ======================

                            Elva International, Inc.
                   Notes to Consolidated Financial Statements


(3) Income Taxes (Continued) The Company's subsidiary, ELVA, SA, applied for research and development income tax credits with the French government for the years ended December 31, 2000, 1999, 1998 and 1997. The credits are applied for on the Company's annual income tax return in mid-1998, 1999, 2000 and 2001. The amounts applied for were approximately $104,500, $94,800, $15,300 and $94,400 for 2000, 1999,
          1998 and 1997, respectively. In the 4th quarter of 2000 and 1999, ELVA, SA was notified by the French government of the approval of the application for 1998 and 1997, and that payment by the government would occur in late 2000 and 2001. The Company sold this receivable to its bank on a non-recourse basis, in exchange for cash in the amount of $87,000 and $94,400. The Company sold the 1999 tax credit receivable to its bank, on a non-recourse basis, for cash in the amount of approximately $84,500. It is expected that the government will approve the 2000 credit and is expected to be paid in 2003. In 1996, ELVA, SA entered its technology in an annual technology competition. This competition is administered by ANVAR, a French quasi-governmental agency, established to reward technology advances by French commercial enterprises. Elva received one of the awards from ANVAR for its technology. The Company believes, based on the foregoing, that it is more likely than not that the Company will receive these ongoing tax credits from the French government. These credits reduce the income tax benefit of its net operating loss carry-forwards for the French subsidiary on a one for one basis.

(4) Going Concern As shown in the accompanying consolidated financial statements, the Company incurred net losses totaling $734,000 for the six months ended June 30, 2001, negative working capital of approximately $485,000 and reflects a stockholders' deficiency of approximately $172,000 as of June 30, 2001. These conditions raise substantial doubt as to the ability of the Company to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon increasing sales and obtaining additional capital and financing. The Company has retained a registered broker/dealer to raise additional funds for the Company in an amount up to $12,000,000. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

          (b) Long-term debt In 1998, ELVA, SA received approximately $204,500 from a third party as a loan. In December 1998, as part of the reverse merger, Elva, Inc. issued 3,440,000 shares of common stock in settlement of this debt. In March, May and September 1999 and March and July 2000, ELVA received additional traunches of this loan from the now related party, in the total amount of approximately $650,000. In July 2000, the Company entered into an agreement with the holder of its related party long-term debt to exchange 1,720,000 shares of common stock for $557,477 of the existing long-term debt, and paid off the remaining balance of approximately $90,000 in cash. The Company also received a $16,000 conditional loan

                            Elva International, Inc.
                   Notes to Consolidated Financial Statements


(5) Related Party Transactions (Continued
          (b) Long-term debt (continued) from an unrelated company, under which the Company would not be liable for repayment if the Company hired at least one former technical employee of the other company. The Company has not done so and is repaying this loan at a rate of $3,000 per year. The repayment schedule is per the original agreement.

          (c) Stockholders' equity In June 2001, the Company sold 125,000 shares of restricted common stock to a company controlled by the new President of the Company for $200,000 in cash, or $1.60 per share. In June 2001, the new President of the Company was issued 646,500 restricted common shares as sole compensation for the four-year term of his employment agreement. These shares were valued at $1.80 per share, or 50% of the then current market price of the stock due to size of the block of shares, the current lack of significant trading volume and the 144 restriction on the shares, or a total of $1,163,700. The Company will amortize this deferred compensation at a rate of $72,731 per quarter for the four-year term of the employment agreement.

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

(8) Conditional Government Subsidies The Company has received several government grants which are conditional as to repayment. The grants are to be applied as reductions of salaries and employment taxes paid to new employees. They are intended by the government to induce increases in employment, as France has experienced high unemployment over the last few years. To date the Company has been increasing employment and applying accumulated grants as offsets to salary expense and at present is not yet obligated to repay any of these grants. The Company does not expect to have to repay any of the grant amounts. These grants, if required to be repaid, do not require the payment of interest. The term for adding the required employees under these grants is three years. The Company has amortized approximately $14,000 and $0 of the grants against salary expense for the six months ending June 30, 2001 and 2000, respectively.

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

Results of Operations -For the Six Months Ending June 30, 2001

Financial Condition, Capital Resources and Liquidity

     For the second quarter ended June 30, 2001 and 2000 the Company recorded revenues of $288,655 and $191,062, respectively. The increase of $97,593 is due to increasing licensing revenue from ATMEL.

     For the second quarter ended June 30, 2001 and 2000 the Company had salary expenses of $426,247 and $339,438, respectively. This increase of $86,809 was due to an increase in the number of personnel employed by the Company, and the amortization of deferred compensation for the new President of the Company.

     For the second quarter ended June 30, 2001 and 2000, the Company had on a consolidated unaudited basis general and administrative expenses of $357,630 and $220,507, respectively. The increase of $137,123 is due primarily to opening the new offices in Silicon Valley and Singapore.

     For the second quarter ended June 30, 2001 and 2000, the Company had on a consolidated unaudited basis total operating expenses of $1,029,365 and $762,830, respectively, of which $266,535 of the increase is attributable to an increase in general and administrative and salaries by the Company.

Net Losses

     For the second quarter ended June 30, 2001 and 2000, the Company reported a net loss from operations excluding foreign currency translation of $740,710 and $571,768, respectively.

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

     To implement such plan, also during this initial phase, the Company intends to initiate a self- directed private placement under Rule 506 in order to raise the funds required by its development among which the financial means related to new staff, equipment and offices. The Company expects to accomplish its fund raising objective before December 31,2001. No underwriters have been contacted and no known investors have been contacted with respect to such fund raising. In the event such placement is successful, the Company believes that it will have sufficient operating capital to meet the initial expansion goals and operating costs for a period of one year.

Employees

     Next year, ELVA intends to hire new employees in North America, Asia and Europe in order to widen its marketing worldwide and to ensure the evolution of the technology.

     At June 30, 2001, ELVA had a total of 17 employees, of which 6 were employed in sales and marketing, 6 were employed in product development, 1 was employed in professional services and customer support, 1 was employed in internal operations support, and 3 were employed in administration and finance. Our future performance depends in significant part upon the continued service of our key technical and management personnel, and our continuing ability to attract and retain highly qualified and motivated personnel in all areas of our operations. Competition for such personnel is intense. We provide no assurance that we can retain key managerial and technical employees or that we can attract, assimilate or retain other highly qualified personnel in the future. Our employees are not represented by a labor union. We have not experienced any work stoppages and consider our employee relations to be good.

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

Item 2. Changes in Securities and Use of Proceeds

     In June 2001, the Company completed a 1 for 10 reverse stock split of its shares of common stock. There were 5,402,000 shares issued and outstanding following this action.

     In June 2001, the Company sold 125,000 shares of restricted common stock to a company controlled by the new President of the Company for $200,000 in cash or $1.60 per share.

     In June 2001, the new President of the Company was issued 646,500 restricted common shares as sole compensation for the four-year term of his employment agreement. These shares were valued at $1.80 per share, or 50% of the then current market price of the stock due to size of the block of shares, the current lack of significant trading volume and the 144 restriction on the shares, or a total of $1,163,700. The Company will amortize this deferred compensation at a rate of $72,731 per quarter for the four-year term of the employment agreement.


Item 3. Defaults in Senior Securities

           None

Item 4. Submission of Matters to a Vote of Security Holders.

     No matter was submitted,  during the quarter ending June 30, 2001,  covered
by  this  report,  to  a  vote  of  the  Company's  shareholders,   through  the
solicitation of proxies or otherwise.

Item 5. Other Information

     As shown in the accompanying consolidated financial statements, the Company incurred net losses totaling $734,000 for the six months ended June 30, 2001, negative working capital of approximately $485,000 and reflects a stockholders' deficiency of approximately $172,000 as of June 30, 2001. These conditions raise substantial doubt as to the ability of the Company to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon increasing sales and obtaining additional capital and financing. The Company has retained a registered broker/dealer to raise additional funds for the Company in an amount up to $12,000,000. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Item 6. Exhibits and Reports on Form 8-K

     (a) The exhibits required to be filed herewith by Item 601 of Regulation S-B, as described in the following index of exhibits, are incorporated herein by reference, as follows:

Exhibit No.    Description
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

3(ii).1        Bylaws of ELVA INTERNATIONAL, INC. f/k/a/ ELVA, INC.(1)

10.1           Letter of Intent dated December 19, 1998 between Computer Research Technologies,
               Inc. and ELVA,SA.(1)

10.2           Lease Agreement for California(2).

10.3           Lease Agreement for Asian office for ELVA ASIA PTE LTD(2)

10.4       *   May 1, 2001 Perrot, Ltd., Services Agreement

10.5       *   May 1, 2001 Perrot, Ltd., Supplemental Agreement

(1) Incorporated herein by reference to the Company's Registration Statement on Form 10-SB.
(2) Incorporated herein by reference to the Company's Form 10 KSB filed with the SEC March 2001.

*    Filed herewith

     (b) No Reports on Form 8-K were filed during the quarter ended June 30, 2001.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   ELVA, INC.
                                  (Registrant)

Date: August 13, 2001    /s/ Lionel Rotcage
                         -----------------------------------
                         Lionel Rotcage, President & Chairman


     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:                 Signature                   Title


August 13, 2001       By: /s/ Serge Parienti
                      ----------------------
                      Serge Parienti              Vice-President,
                                                  Secretary & Director