Form 10QSB/A
period 2001-06-30
ELVA INTERNATIONAL INC
filed 2001-08-17
CIK 1103718

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB
                                   Amendment 1

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

     The Amendment is being filed to correct language in Exhibit 10.4 and 10.5 to accurately reflect the final Agreement between the parties.

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

     In June 2001, the Company sold 125,000 shares of restricted common stock to a company controlled by the new President of the Company for $200,000 in cash or$1.60 per share.

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

                                   ELVA, INC.
                                  (Registrant)

Date: August 16, 2001         /s/ Lionel Rotcage
                              ---------------------------------------
                              Lionel Rotcage, President & Chairman


         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:                        Signature                          Title


August 16, 2001     By: /s/ Lionel Rotcage
                    -------------------------------
                    Lionel Rotcage                     President & Chairman


                    By: /s/ Serge Parienti
                    -------------------------------
                    Serge Parienti                     Vice-President, Secretary
                                                       & Director