Form 10QSB
period 2001-09-30
ELVA INTERNATIONAL INC
filed 2001-11-14
CIK 1103718

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended: September 30, 2001

Commission file no.:   29201


                            ELVA INTERNATIONAL, INC.
                   -------------------------------------------
                 (Name of Small Business Issuer in its Charter)

         Florida                                               65-0790761
------------------------------------                   -----------------------
(State or other jurisdiction of                         (I.R.S.Employer
incorporation or organization)                               Identification No.)

222 Lakeview Avenue, Suite 415
West Palm Beach, Florida                                       33401
------------------------------------------             -----------------------
(Address of principal executive offices)                    (Zip Code)

Issuer's telephone number:   (561) 832-5698

                           383 Diablo Road, Suite 100
                               Danville, CA 94526
                      -------------------------------------
                           (Former address if changed
                           since the previous filing )

Securities registered under Section 12(b) of the Act:

     Title of each class                            Name of each exchange
                                                     on which registered
         None                                              None
-------------------------------                  -----------------------------

Securities registered under Section 12(g) of the Act:

                    Common Stock, $.0001 par value per share
                    ----------------------------------------
                                (Title of class)

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

                       Yes  X       No
                           ----           ----

     As of September 30, 2001, there are 6,308,500 shares of voting stock of the registrant issued and outstanding.

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

Consolidated Statements of Operations and Comprehensive Income (Loss)........F-3

Consolidated Statements of Stockholders' Equity (Deficiency).................F-4

Consolidated Statements of Cash Flows........................................F-5

Notes to Consolidated Financial Statements...................................F-6

                            Elva International, Inc.
                           Consolidated Balance Sheets


                                                                           September 30,        December 31,
                                                                                2001                2000
                                                                       --------------------- -------------------
                                                                            (unaudited)
                                           ASSETS
CURRENT ASSETS
  Cash and equivalents                                                 $               6,950 $           300,071
  Accounts receivable                                                                175,808              13,959
  VAT tax receivable                                                                  30,233              54,998
                                                                       --------------------- -------------------
          Total current assets                                                       212,991             369,028
                                                                       --------------------- -------------------

PROPERTY AND EQUIPMENT
  Computers and equipment                                                            127,658              95,281

        Less accumulated depreciation                                                (70,803)            (46,792)
                                                                       --------------------- -------------------

          Net property and equipment                                                  56,855              48,489
                                                                       --------------------- -------------------

OTHER ASSETS
  Deposits and other assets                                                           21,766              20,330
  Income tax credit receivable                                                       101,623             209,141
  Patent                                                                             412,936             420,110

        Less accumulated amortization                                                (76,068)            (61,364)
                                                                       --------------------- -------------------

          Net other assets                                                           460,257             588,217
                                                                       --------------------- -------------------
Total Assets                                                           $             730,103 $         1,005,734
                                                                       ===================== ===================

          LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
CURRENT LIABILITIES
   Bank overdraft                                                      $             110,994 $                 0
   Accounts payable                                                                  249,857             136,337
   Accrued Expenses
       Trade                                                                          29,656              61,541
       Salaries and payroll taxes                                                    168,630             149,232
   Advances from shareholders                                                        200,511              45,304
   Conditional government subsidy                                                    101,350             108,956
                                                                       --------------------- -------------------

          Total current liabilities                                                  860,998             501,370
                                                                       --------------------- -------------------

LONG-TERM DEBT
   Conditional government subsidy                                                    202,699             217,910
   Other long-term debt                                                                5,568               8,512
                                                                       --------------------- -------------------

          Total long-term debt                                                       208,267             226,422
                                                                       --------------------- -------------------
Total Liabilities                                                                  1,069,265             727,792
                                                                       --------------------- -------------------
Minority interest in consolidated subsidiary                                               0                   0
                                                                       --------------------- -------------------

STOCKHOLDERS' EQUITY (DEFICIENCY)
  Preferred stock, $0.0001 par value, authorized 10,000,000 shares;
     none issued and outstanding                                                           0                   0
  Common stock, $0.0001 par value, authorized 100,000,000 shares;
     6,308,500 and 54,020,000 issued and outstanding shares                              631               5,402
  Additional paid-in capital                                                       4,258,976           2,620,505
  Deferred compensation                                                           (1,042,481)                  0
  Accumulated comprehensive income (loss)                                            (14,056)            (27,801)
  Deficit                                                                         (3,542,232)         (2,320,164)
                                                                       --------------------- -------------------

          Total stockholders' equity (deficiency)                                   (339,162)            277,942
                                                                       --------------------- -------------------
Total Liabilities and Stockholders' Equity (Deficiency)                $             730,103 $         1,005,734
                                                                       ===================== ===================



     The accompanying notes are an integral part of the financial statements

                            Elva International, Inc.
                      Consolidated Statements of Operations
                        and Comprehensive Income (Loss)
                                   (Unaudited)



                                                                     Three Months Ended              Nine Months Ended
                                                                        September 30,                  September 30,
                                                               -------------------------------  -----------------------------
                                                                   2001            2000             2001           2000
                                                               --------------- ---------------  -------------- --------------
REVENUES                                                       $       212,224 $        90,793  $      500,879 $      281,855
                                                               --------------- ---------------  -------------- --------------

OPERATING EXPENSES
    Salaries                                                           199,061         133,747         625,308        473,185
                                                                                                                      =======
    Advertising                                                         30,293             954          55,681         32,318
    Depreciation and amortization                                       13,619           9,545          40,111         27,187
    General and administrative                                         373,929         110,060         731,559        330,567
    Research and development                                            80,414          76,805         274,022        230,684
                                                               --------------- ---------------  -------------- --------------

          Total operating expenses                                     697,316         331,111       1,726,681      1,093,941
                                                               --------------- ---------------  -------------- --------------

 Operating Loss                                                       (485,092)       (240,318)     (1,225,802)      (812,086)
                                                               --------------- ---------------  -------------- --------------

OTHER INCOME (EXPENSE):
    Interest income                                                         68           1,432           4,109          2,789
    Interest expense                                                    (2,312)         (5,433)         (2,312)       (21,376)
    Foreign currency transaction gain (loss)                              (311)          2,855           1,936          5,948
                                                               --------------- ---------------  -------------- --------------

          Total other income (expense)                                  (2,555)         (1,146)          3,733        (12,639)
                                                               --------------- ---------------  -------------- --------------

Net loss before tax credit and minority interest                      (487,647)       (241,464)     (1,222,069)      (824,725)

    Foreign income tax credit                                                0               0               0              0
    Minority interest in consolidated subsidiary income (loss)               0               0               0              0
                                                               --------------- ---------------  -------------- --------------

Net loss                                                              (487,647)       (241,464)     (1,222,069)      (824,725)

Other comprehensive income (loss):
    Foreign currency translation gain (loss)                           (22,585)          7,639          13,745         51,249
                                                               --------------- ---------------  -------------- --------------
Comprehensive loss                                             $      (510,232)$      (233,825) $   (1,208,324)$     (773,476)
                                                               =============== ===============  ============== ==============
Net loss per common share, basic                               $         (0.08)$         (0.01) $        (0.20)$        (0.04)
                                                               =============== ===============  ============== ==============

Weighted average number of shares outstanding                        6,173,500      24,068,370       6,097,493     22,362,372
                                                               =============== ===============  ============== ==============









     The accompanying notes are an integral part of the financial statements

                            Elva International, Inc.
          Consolidated Statements of Stockholders' Equity (Deficiency)



                                                                                            Accum.                      Total
                                                                Add'l.                       Comp.                   Stockholders'
                                        Number of     Common    Paid-in       Deferred      Income                      Equity
                                          Shares       Stock    Capital        Comp.        (Loss)      Deficit      (Deficiency)
                                        -----------   -------  -----------  -----------   ---------  -------------  --------------
BEGINNING BALANCE,
December 31, 1998                        21,500,000   $ 2,150  $   828,401  $         0   $ (52,349) $    (432,606) $      345,596

Year ended December 31, 1999:
   Other comprehensive income (loss)              0         0            0            0      (1,176)             0          (1,176)
   Net loss                                       0         0            0            0           0       (723,712)       (723,712)
                                        -----------   -------  -----------  -----------   ---------  -------------  --------------

BALANCE, December 31, 1999               21,500,000     2,150      828,401            0     (53,525)    (1,156,318)       (379,292)

Year ended December 31, 2000:
   Conversion of debt of subsidiary
     for stock                            1,720,000       172      557,305            0           0              0         557,477
   Shares issued for cash                 3,790,000       379    1,237,500            0           0              0       1,237,879
   Shares issued to effect
     2 for 1 forward split               27,010,000     2,701       (2,701)           0           0              0               0
   Other comprehensive income (loss)              0         0            0            0      25,724              0          25,724
   Net loss                                       0         0            0            0           0     (1,163,846)     (1,163,846)
                                        -----------   -------  -----------  -----------   ---------  -------------  --------------

BALANCE, December 31, 2000               54,020,000     5,402    2,620,505            0     (27,801)    (2,320,164)        277,942

Nine months ended September 30, 2001:
(unaudited)
   1 for 10 reverse split               (48,618,000)   (4,862)       4,862            0           0              0               0
   Shares issued for cash                   125,000        12      199,988            0           0              0         200,000
   144 shares issued for services           646,500        65    1,163,635   (1,163,700)          0              0               0
   S-8 shares issued for services           135,000        14      269,986            0           0              0         270,000
   Deferred compensation amortization             0         0            0      121,219           0              0         121,219
   Other comprehensive income (loss)              0         0            0            0      13,745              0          13,745
   Net loss                                       0         0            0            0           0     (1,222,068)     (1,222,068)
                                        -----------   -------  -----------  -----------   ---------  -------------  --------------

ENDING BALANCE, September 30, 2001
(unaudited)                               6,308,500   $   631  $ 4,258,976  $(1,042,481)  $ (14,056) $ (3,542,232)  $     (339,163)
                                        ===========   =======  ===========  ===========   =========  =============  ==============














     The accompanying notes are an integral part of the financial statements

                            Elva International, Inc.
                      Consolidated Statements of Cash Flows
                                   (Unaudited)


                                                                                               Nine Months Ended
                                                                                                 September 30,
                                                                                -----------------------------------------------
                                                                                        2001                      2000
                                                                                ---------------------    ----------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                        $          (1,222,069)   $             (824,725)
Adjustments to reconcile net loss to net cash used by operating activities:
     Minority interest in consolidated subsidiary income                                            0                         0
     Depreciation                                                                              40,111                    12,242
     Foreign exchange transaction (gain) loss                                                  (1,936)                   (5,948)
     Amortization of government subsidy                                                       (16,442)                   (2,723)
     Amortization of deferred compensation                                                    121,219                    15,184
     S-8 shares issued for services                                                           270,000                         0
Changes in operating assets and liabilities:
     (Increase) decrease in accounts receivable                                              (159,733)                  (30,047)
     (Increase) decrease in VAT receivable                                                     23,363                     3,920
     (Increase) decrease in deposits and other assets                                          (1,818)                     (533)
     (Increase) decrease in income tax credit receivable                                      101,979                    (2,059)
     Increase (decrease) in accounts payable                                                  104,875                    25,893
     Increase (decrease) accrued expense - trade                                              (30,233)                   (3,795)
     Increase (decrease) salaries and payroll taxes                                            21,784                    (1,945)
                                                                                ---------------------    ----------------------

Net cash  provided (used) by operating activities                                            (748,900)                 (814,536)
                                                                                ---------------------    ----------------------

CASH FLOW FROM INVESTING ACTIVITIES:
     Purchase of property and equipment                                                       (33,574)                  (17,604)
     (Increase expenditure) decrease application patent                                          (671)                 (131,478)
                                                                                ---------------------    ----------------------

Net cash provided (used) by investing activities                                              (34,245)                 (149,082)
                                                                                ---------------------    ----------------------

CASH FLOW FROM FINANCING ACTIVITIES:
     Common stock issued for cash                                                             200,000                 1,237,879
     Shareholder advances                                                                     157,912                    50,372
     Shareholder advance repayments                                                                 0                         0
     Receipt of conditional government subsidy                                                      0                    15,384
     Proceeds of  long term debt - related party                                                    0                   189,402
     Increase in bank overdraft                                                               109,251                         0
     Debt payments                                                                             (2,740)                   (2,867)
                                                                                ---------------------    ----------------------

Net cash provided by financing activities                                                     464,423                 1,490,170
                                                                                ---------------------    ----------------------

Effect of exchange rates on cash                                                               25,601                    72,225
                                                                                ---------------------    ----------------------

Net increase (decrease) in cash and equivalents                                              (293,121)                  598,777

CASH and equivalents, beginning of period                                                     300,071                    97,476
                                                                                ---------------------    ----------------------

CASH and equivalents, end of period                                             $               6,950    $              696,253
                                                                                =====================    ======================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Interest Paid in Cash:                                                          $               2,312    $               21,376
                                                                                =====================    ======================

Non-Cash Financing Activities:
Debt converted to common stock                                                  $                   0    $              557,477
                                                                                =====================    ======================
144 common stock issued for deferred compensation                               $           1,163,700    $                    0
                                                                                =====================    ======================


     The accompanying notes are an integral part of the financial statements

                            Elva International, Inc.
                   Notes to Consolidated Financial Statements
                  (Information with respect to the nine months
                ended September 30, 2001 and 2000 is unaudited)


(1) Summary of Significant Accounting Principles
     The Company Elva, Inc., (the "Company"), is a Florida chartered corporation which conducts business from its offices in West Palm Beach, Florida, Paris, France and Singapore. The Company was incorporated on August 15, 1997 as Computer Research Technologies, Inc., and changed its name to Elva, Inc. on January 25, 1999, and to Elva International, Inc. on March 2, 2001. Prior to the acquisition of ELVA, SA, the Company was principally seeking financing to allow it to begin its planned operations. The Company is principally involved in the smart card technology industry through its French subsidiary, ELVA, SA. The following summarize the more significant accounting and reporting policies and practices of the Company:

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

          e) Property and equipment All property and equipment are recorded at cost and depreciated over their estimated useful lives, using the straight-line method. Upon sale or retirement, the costs and related accumulated depreciation are eliminated from their respective accounts, and the resulting gain or loss is included in the results of operations. Repairs and maintenance charges which do not increase the useful lives of the assets are charged to operations as incurred. Depreciation expense was $40,282 and $12,242 for the nine months ended September 30, 2001 and 2000, respectively.

          f) Cash and equivalents The company considers investments with an initial maturity of three months or less as cash equivalents.

          g) Patents The Company acquired two French patents, Nos. 95-15735 and 96-01872, from the founders of ELVA, SA. The Company is amortizing the cost of these patents over the remaining life of the patents. Patents in France have a 20 year life. Amortization expense was $30,562 and $15,184 for the nine months ended September 30, 2001 and 2000, respectively.

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

          m) Interim financial information The financial statements for the nine months ended September 30, 2001 and 2000 are unaudited and include all adjustments which in the opinion of management are necessary for fair presentation, and such adjustments are of a normal and recurring nature. The results for the nine months are not indicative of a full year results.

(2) Stockholders' Equity The Company has authorized 50,000,000 shares of $0.0001 par value common stock and 10,000,000 shares of $0.0001 par value preferred stock. Rights and privileges of the preferred stock are to be determined by the Board of Directors prior to issuance. The Company has 6,173,500 and 54,020,000, shares of common stock issued and outstanding at September 30, 2001 and December 31, 2000.

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

          In June 2001, the new President of the Company was issued 646,500 restricted common shares as sole compensation for the four-year term of his employment agreement. These shares were valued at $1.80 per share, or 50% of the then current market price of the stock due to size of the block of shares, the current lack of significant trading volume and the 144 restriction on the shares, or a total of $1,163,700. The Company will amortize this deferred compensation at a rate of $72,731 per quarter for the four-year term of the employment agreement. In August 2001, the Company issued 135,000 shares for services valued at $270,000 or $2.00 per share.

(3) Income Taxes Deferred income taxes (benefits) are provided for certain income and expenses which are recognized in different periods for tax and financial reporting purposes. The Company had net operating loss carry- forwards for income tax purposes of approximately $3,272,000, which expire $68,000 on December 31, 2011, $132,000 on December 31, 2117, $232,000 on December 31, 2118, $724,000 on December 31, 2119,
          $1,164,000 on December 31, 2020 and $952,000 on December 31, 2021. The
          amount recorded as a deferred tax asset, cumulative as of September 30, 2001 and 2000 is approximately $1,309,000 and $792,000, respectively, which represents the amount of tax benefits of the loss carry-forwards. The Company has established a valuation allowance for this deferred tax asset of $1,309,000 and $792,000, as the Company has no history of profitable operations.

     The significant components net deferred tax asset as of September 30, 2001, are:

Net operating losses          $            1,309,000
Valuation allowance                       (1,309,000)
                              ----------------------
Net deferred tax asset        $                    0
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

(4) Going Concern As shown in the accompanying consolidated financial statements, the Company incurred net losses totaling $952,000 for the nine months ended September 30, 2001, negative working capital of approximately $648,000 and reflects a stockholders' deficiency of approximately $339,000 as of September 30, 2001. These conditions raise substantial doubt as to the ability of the Company to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon increasing sales and obtaining additional capital and financing. The Company has retained a registered broker/dealer to raise additional funds for the Company in an amount up to $12,000,000. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

          (b) Long-term debt In 1998, ELVA, SA received approximately $204,500 from a third party as a loan. In December 1998, as part of the reverse merger, Elva, Inc. issued 3,440,000 shares of common stock in settlement of this debt. In March, May and September 1999 and March and July 2000, ELVA received additional traunches of this loan from the now related party, in the total amount of approximately $650,000. In July 2000, the Company entered into an agreement with the holder of its related party long-term debt to exchange 1,720,000 shares of common stock for $557,477 of the existing long-term debt, and paid off the remaining balance of approximately $90,000 in cash. The Company also received a $16,000 conditional loan

                            Elva International, Inc.
                   Notes to Consolidated Financial Statements


(5) Related Party Transactions (Continued
          (b) Long-term debt (continued) from an unrelated company, under which the Company would not be liable for repayment if the Company hired at least one former technical employee of the other company. The Company has not done so and is repaying this loan at a rate of approximately $3,000 per year. The repayment schedule is per the original agreement.

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

(6) Commitments The Company is committed under an operating lease for its office space. The Company is obligated under this lease for payments of $16,600 in 2001. The Company can, at its option, elect to extend this lease for up to two additional three-year periods. The Company leases its office space in Singapore on a month-to- month basis. The Company's rent expense was approximately $55,500 and $62,250 for the years ended December 31, 2000 and 1999 respectively.

(7) Concentration of Customers The Company's sole source of revenue to date has been one customer, a US based company. Accordingly, its revenue and related accounts receivable at all periods presented are all related to this single source. The Company is endeavoring to expand its customer base.

(8) Conditional Government Subsidies The Company has received several government grants which are conditional as to repayment. The grants are to be applied as reductions of salaries and employment taxes paid to new employees. They are intended by the government to induce increases in employment, as France has experienced high unemployment over the last few years. To date the Company has been increasing employment and applying accumulated grants as offsets to salary expense and at present is not yet obligated to repay any of these grants. The Company does not expect to have to repay any of the grant amounts. These grants, if required to be repaid, do not require the payment of interest. The term for adding the required employees under these grants is three years. The Company has amortized approximately $12,250 and $2,900 of the grants against salary expense for the nine months ending September 30, 2001 and 2000, respectively.

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

Results of Operations -For the Three Months Ending September 30, 2001

Financial Condition, Capital Resources and Liquidity

     For the third quarter ended September 30, 2001 and 2000 the Company recorded revenues of $212,224 and $90,793, respectively. The increase of $121,431 is due to increasing licensing revenue from ATMEL.

     For the third quarter ended September 30, 2001 and 2000 the Company had salary expenses of $199,061 and $133,747, respectively. This increase of $65,000 was due to the amortization of deferred compensation for the new President of the Company.

     For the third quarter ended September 30, 2001 and 2000, the Company had on a consolidated unaudited basis general and administrative expenses of $373,929 and $110,060, respectively. The increase of $263,000 is due primarily to closing of our office in Silicon Valley and the issuance of 135,000 S-8 shares for services value at $270,000.

     For the third quarter ended September 30, 2001 and 2000, the Company had on a consolidated unaudited basis total operating expenses of $697,316 and $331,111, respectively, of which $277,538 of the increase is attributable to the changes discussed above.

Net Losses

     For the third quarter ended September 30, 2001 and 2000, the Company reported a net loss from operations excluding foreign currency translation of $487,647 and $241,464, respectively.


Results of Operations -For the Nine Months Ending September 30, 2001

Financial Condition, Capital Resources and Liquidity

     For the nine months ended September 30, 2001 and 2000 the Company recorded revenues of $500,879 and $281,855, respectively. The increase of $219,024 is due to increasing licensing revenue from ATMEL.

     For the nine months ended September 30, 2001 and 2000 the Company had salary expenses of $625,308 and $473,185, respectively. This increase of $152,123 was due to the amortization of deferred compensation for the new President of the Company.

     For the nine months ended September 30, 2001 and 2000, the Company had on a consolidated unaudited basis general and administrative expenses of $731,559 and $330,567, respectively. The increase of $400,992 is due primarily to opening the new offices in Silicon Valley and Singapore and also the issuance of 135,000 S-8 shares for services valued at $270,000.

     For the nine months ended September 30, 2001 and 2000, the Company had on a consolidated unaudited basis total operating expenses of $1,726,681 and $1,093,941, respectively, of which $391,219 of the increase is attributable to the amortization of deferred compensation and the issuance of S-8 shares for services.

Net Losses

     For the nine months ended September 30, 2001 and 2000, the Company reported a net loss from operations excluding foreign currency translation of $1,222,069 and $824,725, respectively.

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

     At September 30,2001, ELVA had a total of 17 employees, of which 6 were employed in sales and marketing, 6 were employed in product development, 1 was employed in professional services and customer support, 1 was employed in internal operations support, and 3 were employed in administration and finance. Our future performance depends in significant part upon the continued service of our key technical and management personnel, and our continuing ability to attract and retain highly qualified and motivated personnel in all areas of our operations. Competition for such personnel is intense. We provide no assurance that we can retain key managerial and technical employees or that we can attract, assimilate or retain other highly qualified personnel in the future. Our employees are not represented by a labor union. We have not experienced any work stoppages and consider our employee relations to be good.

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

Item 2. Changes in Securities and Use of Proceeds

     On July 13,2001, the Company filed a Form S-8 Registration Statement which registered 800,000 shares which may be granted under the Elva International, Inc. Employee/Consultant Stock Compensation Plan (the"Plan").

     On August 1, 2001, the Company issued 45,000 shares to the Company's legal counsel pursuant to the Company's Employee/Consultant Stock Compensation Plan for services rendered to the Company valued at $90,000.

     On August 1, 2001, the Company issued 90,000 shares to Jill Brand, pursuant to the Company's Employee/Consultant Stock Compensation Plan, as compensation for consulting services rendered to the Company valued at $180,000.


Item 3. Defaults in Senior Securities

         None

Item 4. Submission of Matters to a Vote of Security Holders.

     On August 27th, 2001, a majority of the Company's shareholders approved and ratified the removal by the Board of Directors of Lionel Rotcage as President, CEO and Director. In addition, to the preceding action a majority of the Company's shareholder approved and ratified the removal of Cedric Colnot as Vice President of Technology and Director.

Item 5. Other Information

     As shown in the accompanying consolidated financial statements, the Company incurred net losses totaling $1,222,069 for the nine months ended September 30, 2001, negative working capital of approximately $648,000 and reflects a stockholders' deficiency of approximately $339,000 as of September 30, 2001. These conditions raise substantial doubt as to the ability of the Company to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon increasing sales and obtaining additional capital and financing. The Company has retained a registered broker/dealer to raise additional funds for the Company in an amount up to $12,000,000. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

     On September 13, 2001 the Board of Directors appointed Serge Parienti as President, Chief Executive Officer of the Company.

     On October 4th, 2001 the Board of Directors of the Company, subsequent to the removal of Lionel Rotcage as President, CEO and Director of the Company, cancelled certificate #2429 in the name of Perrot Ltd., a company controlled by Mr. Lionel Rotcage, which certificate represented 646,500 restricted common stock shares of the Company.


Item 6. Exhibits and Reports on Form 8-K

     (a) The exhibits required to be filed herewith by Item 601 of Regulation S-B, as described in the following index of exhibits, are incorporated herein by reference, as follows:

Exhibit No.        Description
---------         -----------------------
3(i).1            Articles of Incorporation of ELVA INTERNATIONAL, INC. f/k/a/ ELVA, INC.
                  effective August 15, 1997(1)

3(i).2            Amended Articles of Incorporation of ELVA INTERNATIONAL, INC. f/k/a/
                  ELVA, INC., filed January 29, 1999.(1)

3(i).3            Amended Articles of Incorporation of ELVA INTERNATIONAL, INC. f/k/a/
                  ELVA, INC., filed November, 2000.(2)

3(i).4            Amended Articles of Incorporation of ELVA INTERNATIONAL, INC. f/k/a/
                  ELVA, INC., filed March, 2001.(2)

3(i).5            Articles of Association of ELVA ASIA PTE LTD effective October 30, 2000.(2)

3(ii).1           Bylaws of ELVA INTERNATIONAL, INC. f/k/a/ ELVA, INC.(1)

10.1              Letter of Intent dated December 19, 1998 between Computer Research Technologies,
                  Inc. and ELVA,SA.(1)

10.2              Lease Agreement for California(2).

10.3              Lease Agreement for Asian office for ELVA ASIA PTE LTD(2)

10.4              May 1, 2001 Perrot, Ltd., Services Agreement (4)

10.5              May 1, 2001 Perrot, Ltd., Supplemental Agreement (4)

10.6              Employee/Consultant Stock Compensation Plan(3)


(1) Incorporated herein by reference to the Company's Registration Statement on Form 10-SB.
(2) Incorporated herein by reference to the Company's Form 10 KSB filed with the SEC March 2001.
(3) Incorporated herein by reference to the Company's Form S-8 filed with the SEC July 13, 2001.
(4) Incorporated herein by reference to the Company's Form 10QSB filed with the SEC August 14, 2001.

*    Filed herewith

     (b) No Reports on Form 8-K were filed during the quarter ended September 30,2001.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   ELVA, INC.
                                  (Registrant)


Date:    November 13, 2001

                                   /s/ Serge Parienti
                                -----------------------------------
                                Serge Parienti, President, CEO & Director


     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



Date:               Signature                            Title


November 13, 2001   By:/s/ Serge Parienti
                    -------------------------------  President, CEO & Director
                    Serge Parienti



November 13, 2001   By: /s/ Patrick Misko
                    -------------------------------  Vice President & Director
                    Patrick Misko