Form 10KSB
period 2001-12-31
ELVA INTERNATIONAL INC
filed 2002-04-15
CIK 1103718

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

Commission file no.: 000-29201

                            Elva International, Inc.
                  --------------------------------------------
                 (Name of small business issuer in its charter)

           Florida                                                65-0790761
-------------------------------                              -------------------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                               Identification No.)


222 Lakeview Avenue, PMB 160-415
West Palm Beach, FL                                                 33401
- ---------------------------------------                    -------------------
(Address of principal executive offices)                          (Zip Code)

Registrant's telephone number: (925) 831-0504

                                       N/A
            ---------------------------------------------------------
          (Former name or former address, if changes since last report)

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

                         Common Stock, $0.0001 par value
                                (Title of class)
                      ------------------------------------

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

      Yes  X     No
          -----     -----

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

     The  Registrant's  revenue for the fiscal  year ended  December  31,  2001:
$400,493.

     The aggregate market value of the voting and non-voting common equity held by non-affiliates (computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity) as of April 9, 2002 was $2,203,180.80.

     There were 9,437,727 shares of the registrant's common stock outstanding as of December 31, 2001.

DOCUMENTS INCORPORATED BY REFERENCE:    None

Transitional Small Business Disclosure Format: Yes [ ] No [X]

                            SUMMARY TABLE OF CONTENTS

PART I.........................................................................................4

Item 1.    Description of Business.............................................................4

Item 2.    Description of Property............................................................23

Item 3.    Legal Proceedings..................................................................24

Item 4.    Submission of Matters to a Vote of Security Holders................................24

PART II.......................................................................................24

Item 5.    Market Price of and Dividends on the Registrant's Common Equity and Other
           Shareholder Matters................................................................24

Item 6.    Management's Discussion and Analysis or Plan of Operation..........................25

Item 7.    Financial Statements...............................................................28

Item 8.    Changes in and Disagreements with Accountants......................................28

PART III......................................................................................29

Item 9.    Directors, Executive Officers, Promoters and Control Persons.......................29

Item 10.   Executive Compensation.............................................................30

Item 11.   Security Ownership of Certain Beneficial Owners and Management.....................30

Item 12.   Certain Relationships and Related Transactions.....................................32

Item 13.   Index to Exhibits..................................................................33

SIGNATURES....................................................................................35

PART I

Forward Looking Statements

     Certain statements contained in this annual filing, including, without limitation, statements containing the words "believes", "anticipates", "expects" and words of similar import, constitute forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.

     Such factors include, among others, the following: international, national and local general economic and market conditions: demographic changes; the ability of the Company to sustain, manage or forecast its growth; the ability of the Company to successfully make and integrate acquisitions; raw material costs and availability; new product development and introduction; existing government regulations and changes in, or the failure to comply with, government regulations; adverse publicity; competition; the loss of significant customers or suppliers; fluctuations and difficulty in forecasting operating results; changes in business strategy or development plans; business disruptions; the ability to attract and retain qualified personnel; the ability to protect technology; and other factors referenced in this and previous filings.

     Given these uncertainties, readers of this Form 10-KSB and investors are cautioned not to place undue reliance on such forward-looking statements. The Company disclaims any obligation to update any such factors or to publicly announce the result of any revisions to any of the forward- looking statements contained herein to reflect future events or developments.


Item 1.  Description of Business

(a) Development

     Elva International, Inc. f/k/a Elva, Inc. (the "Company" or "ELVA") was organized as a Florida corporation on August 15, 1997. The original purpose of the Company was to develop and apply new and profitable applications of computer technology in the general marketplace. Introduction to a French company's unique application of such technology resulted in the entry into a Voluntary Share Exchange Agreement between the Company and the shareholders of the French company ELVA, S.A.("ELVA, SA"). Recognizing that ELVA, SA had invaluable technology and computer software designing assets, the Company's management renamed the Company ELVA, INC. The United States Company's executive offices are presently located at 222 Lakeview Ave., PMB 160-415,West Palm Beach, FL 33401 and its telephone number is (925) 831-0504. Its European and Asian subsidiaries' offices are Elva S.A located at 74,av Edouard Vaillant, 92100 Boulogne, France, telephone number: 33-(0)1-41-31-66-77 and Elva Asia Pte Ltd located at 7500 A Beach Road, The Plaza #14-306/307, Singapore 199 591, telephone number: (65) 299-36-67.

     The Company relied upon Section 4(2) of the Securities Act of 1933, as amended (the "Act") and Rule 506 of Regulation D promulgated thereunder ("Rule 506") for recent issuances of its unregistered securities. In each instance, such reliance was based upon the fact that (i) the issuance of the shares did not involve a public offering, (ii) there were no more than thirty-five (35) investors (excluding

"accredited investors"), (iii) each investor who was not an accredited investor either alone or with his purchaser representative(s) has such knowledge and experience in financial and business matters that he is capable of evaluating the merits and risks of the prospective investment, or the issuer reasonably believes immediately prior to making any sale that such purchaser comes within this description, (iv) the offers and sales were made in compliance with Rules 501 and 502, (v) the securities were subject to Rule 144 limitations on resale and (vi) each of the parties was a sophisticated purchaser and had full access to the information on the Company necessary to make an informed investment decision by virtue of the due diligence conducted by the purchaser or available to the purchaser prior to the transaction (the "506 Exemption").

     In February 2001, the Company changed its name to Elva International, Inc. from Elva, Inc. to more clearly reflect the business objectives of the Company. The change of the Company's name resulted in a new trading symbol, "EVII," the mandatory exchange of the Company's old shares and a new CUSIP number.

     In May 2001, the Company's Board of Directors approved a one for ten (1 for 10) reverse split of the Company's common stock to be effected on or about June 14, 2001.

     In May 2001, the Company entered into an agreement with Perrot, Ltd., a Bahamian corporation ("Perrot") to provide the services of Lionel Rotcage as the President, Chief Executive Officer and Director of the Company. For such services, Perrot received 646,500 shares of the Company's restricted common stock. The term of the agreement is for a period of four (4) years. The Company has alleged a claim for return of all or part of the shares issued as a result of this transaction, however the matter remains unresolved. For such issuance, the Company relied upon the 506 Exemption. No state exemption was necessary, as Perrot is a Bahamian corporation. See Part I, Item 1. "Description of Business -
(b) Business of Registrant - Employees and Consultants"; and Part III, Item 12. "Certain Relationships and Related Transactions".

     In June 2001, the Company sold 125,000 post-split restricted common shares to Perrot for $200,000. For such issuance, the Company relied upon the 506 Exemption. No state exemption was necessary, as Perrot is a Bahamian corporation. See Part I, Item 1. "Description of Business - (b) Business of Registrant - Employees and Consultants"; and Part III, Item 12. "Certain Relationships and Related Transactions".

     In August 2001, the Company issued 90,000 and 45,000 shares of its unrestricted common stock pursuant to a Registration Statement filed on Form S-8 on July 13, 2001 to Jill E. Brand and Donald F. Mintmire for services rendered. See Part I, Item 1. "Description of Business - (b) Business of Registrant - Employees and Consultants"; and Part III, Item 12. "Certain Relationships and Related Transactions".

     In August 2001, pursuant to the Company's Bylaws, the Company's Board of Directors removed Lionel Rotcage as President and Chief Executive Officer and Cedric Colnot as Vice-President of Technology. Each resigned their positions as directors of the Company. Neither did so as a result of a disagreement with the Registrant on any matter relating to the Registrant's operations, policies or practices and neither furnished the Registrant with a letter requesting that the matter be disclosed. See Part I, Item 1. "Description of Business - (b) Business of Registrant - Employees and Consultants"; and Part III, Item 12. "Certain Relationships and Related Transactions".

     In September 2001, Serge Parienti was appointed President and Chief Executive Officer. He was already a member of the Company's Board of Directors. See Part I, Item 1. "Description of Business - (b) Business of Registrant - Employees and Consultants"; and Part III, Item 12. "Certain Relationships and Related Transactions".

     In November 2001, the Company sold 1,769,000 shares of its restricted common stock to Olex Financial, Ltd. for $136,228. For such offering, the Company relied upon the 506 Exemption. No state exemption was necessary as Olex Financial, Ltd. is a foreign entity. See Part III, Item 12. "Certain Relationships and Related Transactions".

     In November 2001, the Company sold 1,231,140 shares of its restricted common stock to five (5) persons for a total of $166,204. For such offering, the Company relied upon the 506 Exemption. No state exemption was necessary, as the purchasers were from France and Kuwait.

     In November 2001, the Company issued 129,082 shares of its restricted common stock to Alain Duffas for cancellation of a debt in the amount of $17,488. For such offering, the Company relied upon the 506 Exemption. No state exemption was necessary, as Mr. Duffas is a French resident. See Part III, Item
12. "Certain Relationships and Related Transactions".

     In December 2001, the Company sold 168,500 shares of its restricted common stock to two (2) persons for a total of $84,250. For such offering, the Company relied upon the 506 Exemption. No state exemption was necessary, as the investors were from France and Cypress. The share certificates were not issued until January 2002.

     In December 2001, the Company entered into a non-exclusive manufacturing agreement with Sagem, SA, a French company ("Sagem") to produce the Company's smart-card product. The Company must meet certain minimum purchase requirements, which include the purchase of 100,000 cards in the first twelve (12) months of the agreement for a total price of approximately $500,000. The twelve (12) month period has not begun, as Sagem is not yet equipped to initiate smart-card production. The term of the agreement is for a period of three (3) years.

     In February 2002, the Company's Board of Directors approved issuance of 20,000 shares of its restricted common stock to Robert C. Pierre. Mr. Pierre had asserted a claim for breach of an oral employment agreement. The Company settled any such claim for the 20,000 shares issued to Mr. Pierre. The shares were actually issued in March 2002. See Part I, Item 1. "Legal Proceedings"; and Part III, Item 12. "Certain Relationships and Related Transactions".

     In March 2002, Serge Parienti resigned as the Company's President and Chief Executive Officer. He was subsequently appointed Vice-President. He remained a member of the Company's Board of Directors. Also in March 2002, Eric Danon was appointed President and Chief Executive Officer by the Company's Board of
Directors and was also appointed to the Board of Directors to fill a vacancy until the next meeting of the shareholders in which Directors were elected. See
Part I, Item 1. "Description of Business - (b) Business of Registrant - Employees and Consultants"; and Part III, Item 12. "Certain Relationships and Related Transactions".

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

     After four years of research and development, including the setting of industrial processes, the Company's VocaliD(R) is ready to enter its first mass production cycle.

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

Banking
Retail
Internet
Telecommunications

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

The VocaliD(R)'s natural environment is characterized by six trends and three VocaliD(R) features:

Six trends

1. Online exchanges explosion (call centers, IVR, internet and telecommunication services)
2.   Convergence of e-commerce with conventional in-the-store purchasing
3.   Demand for secure online payment models
4. Globalization of card concepts in daily life for payment, multi service options and co branding
5. Tremendous endeavors of smart card actors to market their products worldwide
6. Evolution of stakes and techniques in marketing, bringing about more and more customer relationship management issues


Three VocaliD(R) features

1.   Online multi access without card readers
2.   Security from any terminal
3.   Multi application through combined chip card based technologies


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

Smart Card Market Trends

     With two thirds of the market, Europe remains the main area for smart card applications developments.


The European Microprocessor smart card market by main application 1998-2005 (units)

Million units              2000     2001    2002     2003     2004     2004
                           ----     ----    ----     ----     ----     ----
                           110      143     182      223       26       300
% growth                   277      296     273      223      191       132

Mobile phone               157      221     275      410      515
% growth                   336      402     249      487      257      132

Retail loyalty              16       17      21       34       42       50
% growth                   158       88     269      577      244       19

Pay TV& e-commerce          47       79     136      197      247      295
% growth                   979       67     722      447     25,5      194

Identification & access      7       13      20       37       45       52
% growth                  58,5       91     551     82,4      224      156

Health                      26       29      36       48       59       67
% growth                   6,5      136     253     31,2      238      135

Ticketing                   16       17      20       30       35       39
% growth                     7       81     176       50      167      114

Total                      379      518     691      977     1208     1386
% growth                   331       37     334      413      236      147

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

     Company analysis of the foregoing data indicates that VocaliD(R) smart card technology represents the next step in the evolution of credit/debit/loyalty instruments and related products and services. VocaliD(R) Smart card systems differ from other payment mechanisms in their ability to set up secure online authentication models without requiring specific card readers. Moreover, the philosophy of the system is the following: <<let the remote server carry out the processing part>>. This means that the card supplies the mobility and a part of the security of the system while the server supplies the other part of the latter and 100% of the applications. The sophisticated encryption algorithms and other security mechanisms that the chip employs provide secure information protection. This philosophy matches with any remote transaction system that requires security from anywhere the user stands.

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

     There are two main differences between magnetic stripe cards and chip cards: The first type are not very secure (criminals duplicate information from the magnetic stripe of a credit or debit card and use such clones for their own benefit) and work on-line. The second type are really secure but mostly works off-line. What they have in common is that they both require specific card readers ; therefore, they cannot be used anytime nor anywhere (at home for example).

     The next step in plastic card evolution is VICI (Vibrating Iso Card Interface) technology providing secure e-commerce features with an ISO card without card readers. The latter is a chip card technology that combines acoustic, magnetic stripe and chip card features. These combined features are patented by ELVA and VocaliD(R) is the first and still the only VICI-based chip card in the world.

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

     VocaliD is a secure solution for customization and value-added online services, and also allows enlargement of e-commerce service telecommunications including value-added phone cards and call centers.

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


VocaliD market segmentation

     BASIC FUNCTIONS                TRANSVERSAL STRATEGIC                    Market segmentation
                                          FUNCTIONS
------------------------  ------------------------------------------ ---------------------------------------------
Access control            Security / Added value                     Banking
Payment                   CRM (Customer Relationship                 *     Payment / online & in the store
                          management)                                *     e-banking / transactions & access
                          Convergence online / in the shop           to bank account, services
                          (for clicks & mortar)
                                                                     IT / e-commerce
                                                                     *     Telcos
                                                                     *     Dot coms
                                                                     *     SPs, Internet portals

                                                                     Retail
                                                                     *     Private payment
                                                                     *     Access control / Loyalty


                                                                     Multi-application / Citizen related
                                                                     *     Healthcare
                                                                     *     Cities and governments

------------------------  ------------------------------------------ ---------------------------------------------


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

Patents : ELVA holds 4 French patents and has 2 patents applications (duration : from the date of registration, 20 years) :

# 95 15735 on 1995, December 29th for "dispositif portatif d'acces a au moins un service dispense par un serveur", or portable device for access to at least one service provided by a server Foreign patent applications pending: European patent #96944094 0 (12/27/96)

96 01872 on 1996, February 15th for "procede pour faire autoriser par un serveur l'acces a un service a partir de dispositifs portatifs a microcircuits electroniques de type carte a memoire par exemple", or a method for enabling a server to authorize access to a service from portable devices having electronic microcircuits, E.G devices of the smart card type:

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

Canada : #2,308038                  (04/07/00)
Europe : #98954511 6                (04/07/00)
USA : # 09/530587                   (05/05/00)
Japan : # 2000-519539               (04/07/00)


French patent application # 99 09074 on 1999, July 13th for - carte a memoire pour emettre des signaux acoustiques >>, or << smart card to emit acoustic signals -.

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

Item 2. Description of Property

     The United States corporate headquarters of ELVA are located at 222 Lakeview Ave., PMB 160-415, West Palm Beach, FL 33480 and its telephone number is (949) 831-0504. European and Asian subsidiaries' offices of Elva S.A, are located at 74,av Edouard Vaillant, 92100 Boulogne, France, telephone number:
33-(0)1-41-31-66-77 and Elva Asia Pte Ltd located at 7500 A Beach Road, The Plaza #14-306/307, Singapore 199 591, telephone number: (65) 299-36-67.

Item 3. Legal Proceedings

     From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. The Company is not currently a party to any legal proceedings.

     In February 2002, the Company's Board of Directors approved issuance of 20,000 shares of its restricted common stock to Robert C. Pierre. Mr. Pierre had asserted a claim for breach of an oral employment agreement. The Company settled any such claim for the 20,000 shares issued to Mr. Pierre. The shares were actually issued in March 2002. See Part III, Item 12. "Certain Relationships and Related Transactions".

Item 4. Submission of Matters to a Vote of Security Holders

         None.


PART II

Item 5. Market Price of and Dividends on the Registrant's Common Equity and Other Shareholder Matters.

Market Information

2002                               HIGH                 LOW
------                             --------            -----
March 31, 2002                      0.75                0.27

2001                               HIGH                 LOW
-------                            -------             -----
December  31, 2001                  1.45                0.22
September 30, 2001                  4.25                1.01
June 30, 2001                       1.75                0.36
March 31, 2001                      4.64                0.88

2000                               HIGH                 LOW
-------                            -------             -----
December  31, 2000                  2.00                0.94 * 2:1 Stock Split October 2, 2000
September 30, 2000                  3.00                1.50
June 30, 2000                       7.50                3.00
March 31, 2000                     11.00                1.75

1999                               HIGH                 LOW
-------                            -------             -----
December  31, 1999                  4.13                3.88
September 30, 1999                   N/A                 N/A
June 30, 1999                        N/A                 N/A
March 31, 1999                       N/A                 N/A

     The approximate number of holders of record of common equity is 83 as of April 9, 2002.

Dividends

     The Company has never declared or paid any cash dividends on its common stock and does not intend to declare any dividends in the foreseeable future.


Item 6. Management's Discussion and Analysis or Plan of Operation

12 Month Plan of Operations

     Certain statements contained in this annual filing, including, without limitation, statements containing the words "believes", "anticipates", "expects" and words of similar import, constitute forward- looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.

     Such factors include, among others, the following: international, national and local general economic and market conditions: demographic changes; the ability of the Company to sustain, manage or forecast its growth; the ability of the Company to successfully make and integrate acquisitions; raw material costs and availability; new product development and introduction; existing government regulations and changes in, or the failure to comply with, government regulations; adverse publicity; competition; the loss of significant customers or suppliers; fluctuations and difficulty in forecasting operating results; changes in business strategy or development plans; business disruptions; the ability to attract and retain qualified personnel; the ability to protect technology; and other factors referenced in this and previous filings.

     Given these uncertainties, readers of this Form 10-KSB and investors are cautioned not to place undue reliance on such forward-looking statements. The Company disclaims any obligation to update any such factors or to publicly announce the result of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

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

Results of Operations -For the Twelve Months Ending December 31, 2001 & 2000

Financial Condition, Capital Resources and Liquidity

     For the twelve months ending December 31, 2001 and 2000 the Company recorded revenues of $400,493 and $394,296 respectively. For the twelve months ending December 31, 2001 and 2000 the Company had total salary expenses of $370,266 and $378,237 respectively.

     For the twelve months ending December 31, 2001 and 2000, the Company had, on a consolidated unaudited basis, general and administrative expenses of $813,473 and $631,489, respectively.

     For the twelve months ending December 31, 2001 and 2000, the Company had on a consolidated unaudited basis total operating expenses of $1,949,603 and $1,653,120.

Net Losses

     For the twelve months ending December 31, 2001 and 2000, the Company reported a net loss from operations including currency translation of $1,448,350 and $1,138,080 respectively.

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

Employees

     ELVA intends to hire new persons in North America, Asia and Europe in order to widen its marketing worldwide and to ensure the evolution of the technology

     At December 31, 2001, at ELVA had a total of 13 employees, of which 4 were employed in sales and marketing, 7 were employed in product development and 2 were employed in administration and finance. Our future performance depends in significant part upon the continued service of our key technical and management personnel, and our continuing ability to attract and retain highly qualified and motivated personnel in all areas of our operations. Competition for such personnel is intense. We provide no assurance that we can retain key managerial and technical employees or that we can attract, assimilate or retain other highly qualified personnel in the future. Our employees are not represented by a labor union. We have not experienced any work stoppages and consider our employee relations to be good.

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

     In May 2001, the Company entered into an agreement with Perrot to provide the services of Lionel Rotcage as the President, Chief Executive Officer and Director of the Company. For such services, Perrot received 646,500 shares of the Company's restricted common stock. The term of the agreement is for a period of four (4) years. The Company has alleged a claim for return of all or part of the shares issued as a result of this transaction, however the matter remains unresolved. For such issuance, the Company relied upon the 506 Exemption. No state exemption was necessary, as Perrot is a Bahamian corporation. See Part III, Item 12. "Certain Relationships and Related Transactions".

     In June 2001, the Company sold 125,000 post-split restricted common shares to Perrot for $200,000. For such issuance, the Company relied upon the 506 Exemption. No state exemption was necessary, as Perrot is a Bahamian corporation. See Part III, Item 12. "Certain Relationships and Related Transactions".

     In August 2001, the Company issued 90,000 and 45,000 shares of its unrestricted common stock pursuant to a Registration Statement filed on Form S-8 on July 13, 2001 to Jill E. Brand and Donald F. Mintmire for services rendered. See Part III, Item 12. "Certain Relationships and Related Transactions".

     In August 2001, pursuant to the Company's Bylaws, the Company's Board of Directors removed Lionel Rotcage as President and Chief Executive Officer and Cedric Colnot as Vice-President of Technology. Each resigned their positions as directors of the Company. Neither did so as a result of a disagreement with the Registrant on any matter relating to the Registrant's operations, policies or practices and neither furnished the Registrant with a letter requesting that the matter be disclosed. See Part III, Item 12. "Certain Relationships and Related Transactions".

     In September 2001, Serge Parienti was appointed President and Chief Executive Officer. He was already a member of the Company's Board of Directors. See Part III, Item 12. "Certain Relationships and Related Transactions".

     In March 2002, Serge Parienti resigned as the Company's President and Chief Executive Officer. He was subsequently appointed Vice-President. He remained a member of the Company's Board of Directors. Also in March 2002, Eric Danon was appointed President and Chief Executive Officer by the Company's Board of
Directors and was also appointed to the Board of Directors to fill a vacancy until the next meeting of the shareholders in which Directors were elected. See
Part III, Item 12. "Certain Relationships and Related Transactions".

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

Item 7. Financial Statements




                          INDEX TO FINANCIAL STATEMENTS


Independent Auditor's Report. . . . . . . . . . . . . . . . . . . . . . . . .F-2

Consolidated Balance Sheets..................................................F-3

Consolidated Statements of Operations and Comprehensive Income (Loss)........F-4

Consolidated Statements of Stockholders' Equity (Deficiency).................F-5

Consolidated Statements of Cash Flows........................................F-6

Notes to Consolidated Financial Statements...................................F-7

                          INDEPENDENT AUDITORS' REPORT



The Board of Directors and Stockholders
Elva International, Inc.
West Palm Beach, Florida

We have audited the accompanying consolidated balance sheets of Elva International, Inc., (the "Company") as of December 31, 2001 and the related consolidated statements of operations and comprehensive income (loss), stockholders' equity (deficiency) and cash flows for the year ended December 31, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2001 and the results of their operations and their cash flows for the year ended December 31, 2001, in conformity with generally accepted accounting principles.

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



                                                /s/Durland & Company, CPAs, P.A.

                                                   Durland & Company, CPAs, P.A.

Palm Beach, Florida
March 15, 2002

                            Elva International, Inc.
                           Consolidated Balance Sheets
                                  December 31,


                                                                                        2001                   2000
                                                                                --------------------- ----------------------
                                          ASSETS
CURRENT ASSETS
  Cash and equivalents                                                          $              16,739 $              300,071
  Accounts receivable                                                                          78,698                 13,959
  VAT tax receivable                                                                           45,800                 54,998
   Inventory                                                                                   64,705                      0
                                                                                --------------------- ----------------------
          Total current assets                                                                205,942                369,028
                                                                                --------------------- ----------------------

PROPERTY AND EQUIPMENT
  Computers and equipment                                                                     145,241                 95,281

        Less accumulated depreciation                                                        (76,388)               (46,792)
                                                                                --------------------- ----------------------
          Net property and equipment                                                           68,853                 48,489
                                                                                --------------------- ----------------------

OTHER ASSETS
  Deposits and other assets                                                                    38,050                 20,330
  Income tax credit receivable                                                                189,136                209,141
  Patent                                                                                      421,782                420,110

        Less accumulated amortization                                                        (78,364)               (61,364)
                                                                                --------------------- ----------------------

          Net other assets                                                                    570,604                588,217
                                                                                --------------------- ----------------------
Total Assets                                                                    $             845,399 $            1,005,734
                                                                                ===================== ======================

                    LIABILITIES AND STOCKHOLDERS' EQUITY ( DEFICIENCY)
CURRENT LIABILITIES
   Accounts payable                                                             $             297,546 $              136,337
   Accrued Expenses
       Trade                                                                                   22,311                 61,541
       Payroll and taxes                                                                      205,249                149,232
       Deferred revenue                                                                        27,150                      0
   Current portion of long-term debt                                                            2,687                  2,837
   Advances from shareholders                                                                 169,331                 45,304
   Conditional government subsidy                                                              97,819                108,956
                                                                                --------------------- ----------------------
          Total current liabilities                                                           822,093                504,207
                                                                                --------------------- ----------------------

LONG-TERM DEBT
   Conditional government subsidy                                                             195,637                217,910
   Other long-term debt                                                                         2,687                  5,675
   Long-term debt - related party                                                                   0                      0
                                                                                --------------------- ----------------------
          Total long-term debt                                                                198,324                223,585
                                                                                --------------------- ----------------------
Total Liabilities                                                                           1,020,417                727,792
                                                                                --------------------- ----------------------
Minority interest in consolidated subsidiary                                                        0                      0
                                                                                --------------------- ----------------------

STOCKHOLDERS' EQUITY (DEFICIENCY)
   Preferred stock, $0.0001 par value, authorized 10,000,000 shares;
     none issued and outstanding                                                                    0                      0
   Common stock, $0.0001 par value, authorized 50,000,000 shares;
     9,606,222 and 54,020,000 issued and outstanding shares                                       961                  5,402
   Additional paid-in capital                                                               4,662,817              2,620,505
   Deferred compensation                                                                  (1,042,481)                      0
   Accumulated comprehensive income (loss)                                                     12,625               (27,801)
   Deficit                                                                                (3,808,940)            (2,320,164)
                                                                                --------------------- ----------------------
          Total stockholders' equity (deficiency)                                           (175,018)                277,942
                                                                                --------------------- ----------------------
Total Liabilities and Stockholders' Equity (Deficiency)                         $             845,399 $            1,005,734
                                                                                ===================== ======================

     The accompanying notes are an integral part of the financial statements

                            Elva International, Inc.
      Consolidated Statements of Operations and Comprehensive Income (Loss)
                             Year Ended December 31,


                                                                                 2001                      2000
                                                                        ----------------------    ----------------------
REVENUES                                                                $              400,493    $              394,296
                                                                        ----------------------    ----------------------

OPERATING EXPENSES
    Salaries                                                                           370,266                   378,237
    Advertising                                                                         72,007                    51,138
    Depreciation and amortization                                                       53,853                    40,121
    General and administrative                                                         813,473                   631,489
    Research and development                                                           640,004                   552,135
                                                                        ----------------------    ----------------------

          Total operating expenses                                                   1,949,603                 1,653,120
                                                                        ----------------------    ----------------------

 Operating Loss                                                                    (1,549,110)               (1,258,824)
                                                                        ----------------------    ----------------------

OTHER INCOME (EXPENSE):
    Interest income                                                                      4,031                    11,322
    Interest expense                                                                  (16,056)                  (20,987)
    Foreign currency transaction gain (loss)                                           (3,334)                     2,089
    Gain (loss) on sale of property and equipment                                        (765)                         0
    Reserve for impairment of assets                                                  (12,107)                         0
                                                                        ----------------------    ----------------------

          Total other income (expense)                                                (28,231)                   (7,576)
                                                                        ----------------------    ----------------------

Net loss before tax credit and minority interest                                   (1,577,341)               (1,266,400)

    Foreign income tax credit                                                           88,565                   102,554
    Minority interest in consolidated subsidiary income (loss)                               0                         0
                                                                        ----------------------    ----------------------

Net loss                                                                           (1,488,776)               (1,163,846)

Other comprehensive income (loss):
    Foreign currency translation gain (loss)                                            40,426                    25,766
                                                                        ----------------------    ----------------------

Comprehensive loss                                                      $          (1,448,350)    $          (1,138,080)
                                                                        ======================    ======================

Net loss per common share                                               $             (0.22)      $             (0.02)
                                                                        ======================    ======================

Weighted average number of common shares outstanding                                 6,637,532                49,615,592
                                                                        ======================    ======================








     The accompanying notes are an integral part of the financial statements

                            Elva International, Inc.
          Consolidated Statements of Stockholders' Equity (Deficiency)



                                                                                                Accum.                    Total
                                                                   Add'l.                       Comp.                Stockholders'
                                      Number of       Common       Paid-in       Deferred      Income                    Equity
                                        Shares         Stock       Capital          Comp.        (Loss)   Deficit     (Deficiency)
                                      ------------  -----------   ------------  -----------  ---------  -----------   -------------
BEGINNING BALANCE,
December 31, 1998                       21,500,000  $     2,150   $    828,401  $         0  $ (52,349) $  (432,606)  $     345,596

Year ended December 31, 1999:
   Other comprehensive income (loss)             0            0              0            0     (1,176)           0          (1,176)
   Net loss                                      0            0              0            0          0     (723,712)       (723,712)
                                      ------------  -----------   ------------  -----------  ---------  -----------   -------------

BALANCE, December 31, 1999              21,500,000        2,150        828,401            0    (53,525)  (1,156,318)       (379,292)

Year ended December 31, 2000:
   Conversion of debt of
        subsidiary for stock             1,720,000          172        557,305            0          0            0         557,477
   Shares issued for cash                3,790,000          379      1,237,500            0          0            0       1,237,879
   Shares issued to effect 2 for
        1 forward split                 27,010,000        2,701         (2,701)           0          0            0               0
   Other comprehensive income (loss)             0            0              0            0     25,724            0          25,724
   Net loss                                      0            0              0            0          0   (1,163,846)     (1,163,846)
                                      ------------  -----------   ------------  -----------  ---------  -----------   -------------

BALANCE, December 31, 2000              54,020,000        5,402      2,620,505            0    (27,801)  (2,320,164)        277,942

Year ended December 31, 2001:
   1 for 10 reverse split              (48,618,000)      (4,862)         4,862            0          0            0               0
   Shares issued for cash                3,293,640          329        586,354            0          0            0         586,683
   144 shares issued for services          646,500           65      1,163,635   (1,163,700)         0            0               0
   S-8 shares issued for services          135,000           14        269,986            0          0            0         270,000
   Conversion of debt of subsidiary
        for stock                          129,082           13         17,475            0          0            0          17,488
   Deferred compensation amortization            0            0              0      121,219          0            0         121,219
   Other comprehensive income (loss)             0            0              0            0     40,426            0          40,426
   Net loss                                      0            0              0            0          0   (1,488,776)     (1,488,776)
                                      ------------  -----------   ------------  -----------  ---------  -----------   -------------

ENDING BALANCE, December 31, 2001        9,606,222  $       961   $  4,662,817  $(1,042,481) $  12,625  $(3,808,940)  $    (175,018)
                                      ============  ===========   ============  ===========  =========  ===========   =============










     The accompanying notes are an integral part of the financial statements

                            Elva International, Inc.
                      Consolidated Statements of Cash Flows
                             Year Ended December 31,


                                                                                        2001                     2000
                                                                                --------------------     ---------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                        $         (1,488,776)    $          (1,163,846)
Adjustments to reconcile net loss to net cash used by operating activities:
     Minority interest in consolidated subsidiary income                                           0                         0
     Depreciation and amortization                                                            53,853                    40,121
     Common stock issued for services                                                        270,000                         0
     Amortization of deferred compensation                                                   121,219                         0
     Foreign exchange transaction gain (loss)                                                  3,334                         0
     Amortization of government subsidy                                                      (14,712)                        0
     Reserve for impairment of assets                                                         12,107                         0
Changes in operating assets and liabilities:
     (Increase) decrease in accounts receivable                                              (66,318)                   37,503
     (Increase) decrease in inventory                                                        (77,807)                        0
     (Increase) decrease in VAT receivable                                                     6,386                   (15,710)
     (Increase) decrease in deposits and other assets                                        (19,043)                   (5,368)
     (Increase) decrease in income tax credit receivable                                      88,565                  (104,572)
     Increase (decrease) in accounts payable                                                 161,345                    92,821
     Increase (decrease) accrued expense - trade                                             (36,656)                   28,914
     Increase (decrease) payroll and taxes                                                    64,775                    28,598
     Increase (decrease) in deferred revenue                                                  27,162                         0
                                                                                --------------------     ---------------------

Net cash  provided (used) by operating activities                                           (894,566)               (1,061,539)
                                                                                --------------------     ---------------------

CASH FLOW FROM INVESTING ACTIVITIES:
     Purchase of property and equipment                                                      (56,013)                  (28,313)
     Sales of property and equipment                                                             112                         0
     (Increase expenditure) application patent                                               (24,258)                 (128,773)
                                                                                --------------------     ---------------------

Net cash provided (used) by investing activities                                             (80,159)                 (157,086)
                                                                                --------------------     ---------------------

CASH FLOW FROM FINANCING ACTIVITIES:
     Shareholder advances                                                                    161,154                    44,067
                                                                                                                        ======
     Shareholder advance repayments                                                          (59,201)                        0
     Receipt of conditional government subsidy                                                     0                    61,278
     Proceeds of  long term debt - related party                                                   0                   189,402
     Debt payments                                                                            (2,728)                  (93,706)
     Issuance of common stock for cash                                                       586,683                 1,237,879
                                                                                --------------------     ---------------------

Net cash provided by financing activities                                                    685,908                 1,438,920
                                                                                --------------------     ---------------------

Effect of exchange rates on cash                                                               5,485                   (17,700)
                                                                                --------------------     ---------------------

Net increase (decrease) in cash and equivalents                                             (283,332)                  202,595

CASH and equivalents, beginning of period                                                    300,071                    97,476
                                                                                --------------------     ---------------------

CASH and equivalents, end of period                                             $             16,739     $             300,071
                                                                                ====================     =====================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid in cash                                                           $             16,056     $              20,987
                                                                                ====================     =====================

Non-Cash Financing Activities:
  Common stock issued to settle long-term debt of subsidiary                    $             17,488     $             557,477
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

     e) Property and equipment All property and equipment are recorded at cost and depreciated over their estimated useful lives, using the straight-line method. Upon sale or retirement, the costs and related accumulated depreciation are eliminated from their respective accounts, and the resulting gain or loss is included in the results of operations. Repairs and maintenance charges which do not increase the useful lives of the assets are charged to operations as incurred. Depreciation expense was $31,662 and $19,648 for the years ended December 31, 2001 and 2000, respectively.

     f) Cash and equivalents The company considers investments with an initial maturity of three months or less as cash equivalents.

     g) Patents The Company acquired two French patents, Nos. 95-15735 and 96-01872, from the founders of ELVA, SA. The Company is amortizing the cost of these patents over the remaining life of the patents. Patents in France have a 20 year life. Amortization expense was $22,191 and $20,473 for the years ended December 31, 2001and 2000 respectively.

     h) Revenue recognition The Company's sole source of revenue has been from licensing its patented technology. The Company records revenue when earned under its licensing agreement. The Company intends to license its technology to others as well. In December 2001, the Company signed contracts with Schlumberger Sema and with SAGEM, S.A. to manufacture the VOCALID cards on a subcontract basis. The

                            Elva International, Inc.
                   Notes to Consolidated Financial Statements


(1) Summary of Significant Accounting Principles (Continued)
     h) Revenue recognition (continued) Company believes that it would be prohibitively expensive for it to establish its own manufacturing facilities and to do so would distract it from its efforts at getting its technology accepted as the world standard.

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

(2) Stockholders' Equity The Company has authorized 50,000,000 shares of $0.0001 par value common stock and 10,000,000 shares of $0.0001 par value preferred stock. Rights and privileges of the preferred stock are to be determined by the Board of Directors prior to issuance. The Company has 21,500,000, shares of common stock issued and outstanding at December 31, 2001and September 30, 1999.

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

     In July 2000, the Company sold 3,490,000 shares of common stock to a British Virgin Islands investment company in exchange for $1,139,893 in cash. In July 2000, the Company sold 300,000 shares of common stock to an individual in exchange for $97,985 in cash. In July 2000, the Company agreed to exchange 1,720,000 shares of common stock for $557,477 of existing long-term debt. All three of these transactions were concluded at $0.3266 per share. On October 5, 2000, the stockholders of the Company voted to increase the number of

                            Elva International, Inc.
                   Notes to Consolidated Financial Statements


(2) Stockholders' Equity (Continued) authorized shares of common stock from 50,000,000 to 100,000,000 with no change in par value. In conjunction with the increase in the authorized shares, the Company issued 27,010,000 shares of common stock to effect a two for one forward split of the then issued and outstanding shares.

     In June 2001, the Company completed a 1 for 10 reverse split of its shares of common stock. 5,402,000 shares were issued and outstanding following this action. In June 2001, the Company sold 125,000 shares of restricted common stock to a company controlled by the new President of the Company for $200,000 in cash, or $1.60 per share.

     In June 2001, the new President of the Company was issued 646,500 restricted common shares as sole compensation for the four-year term of his employment agreement. These shares were valued at $1.80 per share, or 50% of the then current market price of the stock due to size of the block of shares, the current lack of significant trading volume and the 144 restriction on the shares, or a total of $1,163,700. The Company will amortize this deferred compensation at a rate of $72,731 per quarter for the four-year term of the employment agreement. In August 2001, the Company issued 135,000 shares for services valued at $270,000, or $2.00 per share.

     In November 2001, the Company issued 129,082 shares of restricted common stock to convert $17,488 of debt of ELVA, SA. In November and December, the Company issued 3,168,640 shares of restricted common stock in exchange for $386,683 in cash

(3) Income Taxes Deferred income taxes (benefits) are provided for certain income and expenses which are recognized in different periods for tax and financial reporting purposes. The Company had net operating loss carry-forwards for income tax purposes of approximately $3,809,000, which expire $68,000 on December 31, 2011, $132,000 on December 31, 2117, $232,000 on
     December 31, 2118,  $724,000 on December 31, 2119,  $1,164,000  on December
     31, 2020, and $1,488,800 on December 31, 2021.

     The amount recorded as a deferred tax asset, cumulative as of December 31, 2001and 2000 is approximately $1,524,000 and $928,000, respectively, which represents the amount of tax benefits of the loss carry-forwards. The Company has established a valuation allowance for this deferred tax asset of $1,524,000, as the Company has no history of profitable operations.

     The significant components net deferred tax asset as of December 31, 2001, are:


Net operating losses              $     1,524,000
Valuation allowance                    (1,524,000)
                                  ---------------
Net deferred tax asset            $             0
                                  ===============

     The Company's subsidiary, ELVA, SA, applied for research and development income tax credits with the French government for the years ended December 31, 2001, 2000, 1999 and 1998. The credits are applied for on the Company's annual income tax return in mid-1999, 2000 and 2001. The amounts applied for were approximately $88,600, $104,500, $94,800, $15,300 and $94,400 for
     2001, 2000, 1999, 1998 and 1997, respectively. In the 4th quarter of 1999, 2000 and 2001, ELVA, SA was notified by the French government of the approval of the application for 1997, 1998 and 1999, respectively, and that payment by the government would occur in late 2002 and 2003. The Company sold the 1997 receivable to its bank on a non-recourse basis, in exchange for cash in the amount of $94,400. It is now expected that the government will approve the 2000 and 2001 credits. They are expected to be paid $94,800 in 2002 and $88,600 in 2003. The Company expects to sell these receivables to its bank in March 2002 under the same terms and conditions as the 1997 credit. In 1996, ELVA, SA entered its technology in an annual technology competition. This competition is administered by ANVAR, a French quasi-governmental agency established to reward technology advances by French com-

                            Elva International, Inc.
                   Notes to Consolidated Financial Statements


(3) Income Taxes (Continued) mercial enterprises. Elva received one of the awards from ANVAR for its technology. The Company believes, based on the foregoing, that it is more likely than not that the Company will receive these ongoing tax credits from the French government. These credits reduce the income tax benefit of its net operating loss carry-forwards for the French subsidiary on a one for one basis.

(4) Going Concern As shown in the accompanying consolidated financial statements, the Company incurred net losses totaling $1,488,800 and $1,164,000 for the years ended December 31, 2001 and 2000, and reflects stockholders' deficit of approximately $175,000 as of December 31, 2001. These conditions raise substantial doubt as to the ability of the Company to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon increasing sales and obtaining additional capital and financing. The Company has retained a registered broker/dealer to raise additional funds for the Company in an amount up to $5,000,000. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

(6) Commitments The Company is committed under an operating lease for its office space. The Company is obligated under the lease for its office space for payments of $33,000 in 2002 and 2003, respectively. The Company can, at its option, elect to extend this lease for up to one additional three-year period. The Company leases its office space in Singapore on a month-to-month basis. The Company's rent expense was approximately $65,000 and $55,500 for the years ended December 31, 2001 and 2000 respectively.

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

                            Elva International, Inc.
                   Notes to Consolidated Financial Statements


(8) Patent License In 1997, the Company entered into a non-exclusive license with a U.S. company, Atmel Corp., to license the Company's patent. The Company received an initial license fee of $100,000, and will receive an additional $50,000 fee once the 10 millionth unit is delivered by Atmel. The Company also receives a royalty per total units sold:

               Quantity                 First 1 mm      To 10 mm      To 100 mm     Over 100 mm
                                      --------------  ------------  -------------  -------------
Unit price less than $0.51                $0.02          $0.015        $0.01         $0.0005
Unit price greater than $0.50             $0.025         $0.02         $0.015        $0.01

(9) Conditional Government Subsidies The Company has received several government grants which are conditional as to repayment. The grants are to be applied as reductions of salaries and employment taxes paid to new employees. They are intended by the government to induce increases in employment, as France has experienced high unemployment over the last few years. To date the Company has been increasing employment and applying accumulated grants as offsets to salary expense and at present is not yet obligated to repay any of these grants. The Company does not expect to have to repay any of the grant amounts. These grants, if required to be repaid, do not require the payment of interest. The term for adding the required employees under these grants is three years. The Company has amortized approximately $14,700 and $15,500 of the grants against salary expense for the years ending December 31, 2001 and 2000, respectively.

Item 8. Changes in and Disagreements with Accountants.

         None.

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


NAME                 AGE         POSITION
-------------       ------       -----------------
Eric Danon            45         President, CEO and Director
Patrick Misko         42         Vice President of Finance and Director
Serge  Parienti       39         Vice president of Marketing and Director

     There are no family relationships between or among the executive officers and directors of the Company.

Compliance with Section 16(a) of the Securities Exchange Act of 1934:

     Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's executive officers and directors and persons who own more than 10% of a registered class of the Company's equity securities, to file with the Securities and Exchange Commission (hereinafter referred to as the "Commission") initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership, of Common Stock and other equity securities of the Company on Forms 3, 4 and 5, respectively. Executive officers, directors and greater than 10% shareholders are required by Commission regulations to furnish the Company with copies of all Section 16(a) reports they file. To the Company's knowledge, all executive officers, directors and greater than 10% beneficial owners of its common Stock, and have complied with Section 16(a) filing requirements applicable to them during the Company's fiscal year ended December 31,2001 up to the first quarter ended March 31, 2002.

Business Experience

Officers and Directors

     The following is a brief description of the business background of our executive officers, and directors:

Eric Danon: Chairman & CEO (Elva, Inc.), President - Director Geneneral (ELVA, S.A.).

Graduate of the french Ecole Normale Superieure de Saint Clud (1077-1982), he holds a Masters Degree in Physics ( Agregation de sciences physiques - 1980). Graduate of the french Instiut d'Etudes Politiques (1981-1983) and Ecole Nationale d'Administration (1984-1986)

Eric Danon began his career in the miistry of foreign affairs in 1986, in charge of economic relations between France and North America. Then he joined the cabinet of the minister of foreign affairs (1988-1991), with the responsibility of politico-military affairs. In 1991, he entered the Direction des Satellites of Aerospatiale SNO, and, a year later, the Direction de la Strategie. Back to the misitry of foreign affairs in 1997, he became head of the division in charge i.a. of the fight against cybercrime, and in 1999, Directeur de Cabinet (Head of staff) of the minister of cooperation and development. In 2001, he left the ministry, created his own company and became a consultant in various sectors including high tech strategies and international cooperation.

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

Item 11. Security Ownership of Certain Beneficial Owners and Management.

Security Ownership of Certain Beneficial Owners

     The following table summarizes certain information with respect to the beneficial ownership of company shares as of April 9, 2002, regarding the ownership of common stock by each shareholder known to be the owner of more than 5% of the outstanding shares, each director and all executive officers and directors as a group. Except as otherwise indicated, each of the shareholders has sole voting and investment power with respect to the shares of Common Stock beneficially owned.

--------------------------------------------------------------------------------------------------------------
                                                                         (1)                          (1)
Title of Class            Name and Address                      Amount and Nature                Percent of
                          of Beneficial Owner                   of Beneficial Owner                 Class
--------------------------------------------------------------------------------------------------------------
Common Stock           Patrick Misko(1)                                936,416                       9.7%
                       538 avenue de l'Hautil
                       78955 Carrieres sous Poissy, FRANCE

--------------------------------------------------------------------------------------------------------------
Common Stock           Serge Parienti(1)                               253,000                       2.6%
                       74, Avenue Edouard Vaillant
                       92100 BOULOGNE BILLANCOURT
                       FRANCE
--------------------------------------------------------------------------------------------------------------
Common Stock           Eric Danon(1)                                         0                         0%
                       74, Avenue Edouard Vaillant
                       92100 BOULOGNE BILLANCOURT
                       FRANCE
--------------------------------------------------------------------------------------------------------------
All Executive Officers, Directors                                    1,189,416                      12.4%
as a group

Certain Beneficial Owners
--------------------------------------------------------------------------------------------------------------
                                                                         (1)                          (1)
Title of Class            Name and Address                      Amount and Nature                Percent of
                          of Beneficial Owner                   of Beneficial Owner                 Class
--------------------------------------------------------------------------------------------------------------
Common Stock           Olex Financial, Ltd.(1)                       1,769,000                     18.4%
                       VANDERPOOL PLAZA
                       ROAD TOWN
                       TORTOLA, FRANCE
-----------------------------------------------------------------------------------------------------------
Common Stock           Cedric Colnot                                 1,085,009                     11.3%
                       17 RUE JEAN-JACQUES ROUSSEAU
                       F-94200 IVRY SUR SEINE
                       FRANCE
-----------------------------------------------------------------------------------------------------------
Common Stock           Fatma Bennaceur(1)                              992,842                     10.3%
                       AL MASSALAH COMPLEX
                       BLOCK 7
                       RBNEID AL GAR
                       KUWAIT
-----------------------------------------------------------------------------------------------------------
Common Stock           Gerlach & Company                               708,000                      7.4%
                       20 EXCHANGE PLACE
                       NEW YORK, NY 10043
-----------------------------------------------------------------------------------------------------------
Common Stock           S C AL-DOSARI DAVID                             688,000                      7.1%
                       31 RUE BAYEN
                       75017 PARIS
                       FRANCE
-----------------------------------------------------------------------------------------------------------
Common Stock           Lionel Rotcage                                  646,500                      6.7%
                       ROMONA BAY CLUB
                       PO BOX ELH 27
                       HARBOUR ISLANDS
                       BAHAMAS

                                                                     5,889,351                    61.2%

(1) Based upon 9,626,227 shares of the Company's common stock issued and outstanding as of April 9, 2002.

Item 12. Certain Relationships and Related Transactions

     In May 2001, the Company entered into an agreement with Perrot, Ltd., a Bahamian corporation ("Perrot") to provide the services of Lionel Rotcage as the President, Chief Executive Officer and Director of the Company. For such services, Perrot received 646,500 shares of the Company's restricted common stock. The term of the agreement is for a period of four (4) years. The Company has alleged a claim for return of all or part of the shares issued as a result of this transaction, however the matter remains unresolved. For such issuance, the Company relied upon the 506 Exemption. No state exemption was necessary, as Perrot is a Bahamian corporation.

     In June 2001, the Company sold 125,000 post-split restricted common shares to Perrot for $200,000. For such issuance, the Company relied upon the 506 Exemption. No state exemption was necessary, as Perrot is a Bahamian corporation.

     In August 2001, the Company issued 90,000 and 45,000 shares of its unrestricted common stock pursuant to a Registration Statement filed on Form S-8 on July 13, 2001 to Jill E. Brand and Donald F. Mintmire for services rendered.

     In August 2001, pursuant to the Company's Bylaws, the Company's Board of Directors removed Lionel Rotcage as President and Chief Executive Officer and Cedric Colnot as Vice-President of Technology. Each resigned their positions as directors of the Company. Neither did so as a result of a disagreement with the Registrant on any matter relating to the Registrant's operations, policies or practices and neither furnished the Registrant with a letter requesting that the matter be disclosed.

     In September 2001, Serge Parienti was appointed President and Chief Executive Officer. He was already a member of the Company's Board of Directors.

     In November 2001, the Company sold 1,769,000 shares of its restricted common stock to Olex Financial, Ltd. for $136,228. For such offering, the Company relied upon the 506 Exemption. No state exemption was necessary as Olex Financial, Ltd. is a foreign entity.

     In November 2001, the Company issued 129,082 shares of its restricted common stock to Alain Duffas for cancellation of a debt in the amount of $17,488. For such offering, the Company relied upon the 506 Exemption. No state exemption was necessary, as Mr. Duffas is a French resident.

     In February 2002, the Company's Board of Directors approved issuance of 20,000 shares of its restricted common stock to Robert C. Pierre. Mr. Pierre had asserted a claim for breach of an oral employment agreement. The Company settled any such claim for the 20,000 shares issued to Mr. Pierre. The shares were actually issued in March 2002.

     In March 2002, Serge Parienti resigned as the Company's President and Chief Executive Officer. He was subsequently appointed Vice-President. He remained a member of the Company's Board of Directors. Also in March 2002, Eric Danon was appointed President and Chief Executive Officer by the Company's Board of
Directors and was also appointed to the Board of Directors to fill a vacancy until the next meeting of the shareholders in which Directors were elected.

Item 13.          Index to Exhibits
---------         -----------------------
3(i).1   [1]      Articles of Incorporation effective August 15, 1997.

3(i).2   [1]      Amended Articles of Incorporation filed January 29, 1999.

3(i).3   [2]      Amended Articles of Incorporation filed November 2000.

3(i).4   [2]      Amended Articles of Incorporation filed March 2001.

3(i).5    [2]     Articles of Association of ELVA ASIA PTE LTD effective October 30, 2000.

3(ii).1  [1]      Bylaws.

5.1      [3]      Opinion of Mintmire & Associates.

10.1     [1]      Letter of Intent between the Company and ELVA, SA. dated December 19, 1998.

10.2     [2]      Lease Agreement for California.

10.3     [2]      Lease Agreement for Asian office for ELVA ASIA PTE LTD.

10.4     [3]      Elva International, Inc. Year 2001 Employee/Consultant Stock Compensation Plan
                  (formerly Exhibit 10.1 and Exhibit 10.6).

10.5     [4]      Perrot, Ltd. Services Agreement dated May 1, 2001 (formerly filed as Exhibit 10.4).

10.6     [4]      Perrot, Ltd. Supplemental Agreement dated May 1, 2001 (formerly filed as Exhibit
                  10.5).

10.7     *        Non-Exclusive Manufacturing Agreement dated December 6, 2001 (in French).

23.1     [3]      Consent of Durland & Company, CPAs, P.A.

23.2     [3]      Consent of  Mintmire & Associates  (contained  in the  opinion  filed as Exhibit 5.1)
--------------------------------------------------

[1] Previously filed as an exhibit to the Company's Registration Statement on Form 10-SB January 27, 2000.
[2] Previously filed as an exhibit to the Company's Annual Report on Form 10-KSB filed April 16, 2001.
[3] Previously filed as an exhibit to the Company's Registration Statement on Form S-8 July 13, 2001.
[4] Previously filed as an exhibit to the Company's Quarterly Report on Form 10-QSB filed August 14, 2001.
*        Filed herewith

         (b)      No Reports on Form 8-K have been filed.

                                   SIGNATURES
                            ------------------------



         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                            Elva International, Inc.
                                  (Registrant)


Date:    April 12, 2002    /s/Eric Danon
                           ------------------------------------------------
                           Eric Danon, President, CEO & Director

                           /s/Serge Pariente
                           ------------------------------------------------
                           Serge Parienti, VP and Director

                           /s/Patrick Misko
                           ------------------------------------------------
                           Patrick Misko, VP and Director

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                                Title                      Date


By: /s/Eric Danon
    --------------------------     President, CEO & Director    April 12, 2002
      Eric Danon


By: /s/Serge Pariente
    --------------------------     VP & Director                April 12, 2002
      Serge Pariente


By: /s/Patrick Misko
    --------------------------     VP & Director                April 12, 2002
      Patrick Misko