Form 10QSB
period 2002-03-31
ELVA INTERNATIONAL INC
filed 2002-05-20
CIK 1103718

U.S. Securities and Exchange Commission
                                              Washington, D.C. 20549

                                                    Form 10-QSB

QUARTERLY REPORT  PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES  EXCHANGE ACT OF 1934

For the quarter ended: March 31, 2002

Commission file no.:   29201


                            ELVA INTERNATIONAL, INC.
          ------------------------------------------------------------
                 (Name of Small Business Issuer in its Charter)

         Florida                                                65-0790761
------------------------------------                     -----------------------
(State or other jurisdiction of                          (I.R.S.Employer
incorporation or organization)                              Identification No.)

222 Lakeview Avenue, PMB 160-415
West Palm Beach, FL                                                33401
------------------------------------------               -----------------------
(Address of principal executive offices)                        (Zip Code)

Issuer's telephone number:  (925) 831-0504

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

                    Common Stock, $0.0001 par value per share
            --------------------------------------------------------
                                (Title of class)

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

     As of March 31, 2002, there were 9,626,222 shares of voting stock of the registrant issued and outstanding.

PART I

Item 1.      Financial Statements



                          INDEX TO FINANCIAL STATEMENTS


Consolidated Balance Sheets.............................................F-2

Consolidated Statements of Operations and Comprehensive Income (Loss)...F-3

Consolidated Statements of Stockholders' Equity (Deficiency)............F-4

Consolidated Statements of Cash Flows...................................F-5

Notes to Consolidated Financial Statements..............................F-6

                            Elva International, Inc.
                           Consolidated Balance Sheets

                                                                            March 31, 2002       December 31,2001
                                                                          ------------------- ----------------------
                                                                              (unaudited)
                                           ASSETS
CURRENT ASSETS
   Cash and equivalents                                                   $             1,051 $               16,739
   Accounts receivable                                                                 33,501                 78,698
   VAT tax receivable                                                                  34,033                 45,800
   Inventory                                                                           64,050                 64,705
                                                                          ------------------- ----------------------
          Total current assets                                                        132,635                205,942
                                                                          ------------------- ----------------------
PROPERTY AND EQUIPMENT
   Computers and equipment                                                            143,726                145,241

        Less accumulated depreciation                                                 (80,843)               (76,388)
                                                                          ------------------- ----------------------
          Net property and equipment                                                   62,883                 68,853
                                                                          ------------------- ----------------------
OTHER ASSETS
   Deposits and other assets                                                           11,655                 38,050
   Income tax credit receivable                                                       181,676                189,136
   Patent                                                                             417,514                421,782

        Less accumulated amortization                                                 (83,250)               (78,364)
                                                                          ------------------- ----------------------
          Net other assets                                                            527,595                570,604
                                                                          ------------------- ----------------------
Total Assets                                                              $           723,113 $              845,399
                                                                          =================== ======================

                          LIABILITIES AND STOCKHOLDERS' DEFICIENCY
CURRENT LIABILITIES
   Bank overdraft                                                         $             1,126 $                    0
   Accounts payable                                                                   285,054                297,546
   Accrued Expenses
       Trade                                                                           13,637                 22,311
       Payroll and taxes                                                              262,755                205,249
       Deferred revenue                                                                 3,502                 27,150
   Current portion of long-term debt                                                    2,660                  2,687
   Advances from shareholders                                                         158,634                169,331
   Conditional government subsidy                                                      96,829                 97,819
                                                                          ------------------- ----------------------
          Total current liabilities                                                   824,197                822,093
                                                                          ------------------- ----------------------
LONG-TERM DEBT
   Conditional government subsidy                                                     193,657                195,637
   Other long-term debt                                                                 2,660                  2,687
                                                                          ------------------- ----------------------
          Total long-term debt                                                        196,317                198,324
                                                                          ------------------- ----------------------
Total Liabilities                                                                   1,020,514              1,020,417
                                                                          ------------------- ----------------------
Minority interest in consolidated subsidiary                                                0                      0
                                                                          ------------------- ----------------------
STOCKHOLDERS' DEFICIENCY
   Preferred stock, $0.0001 par value, authorized 10,000,000 shares;
      none issued and outstanding                                                           0                      0
   Common stock, $0.0001 par value, authorized 50,000,000 shares;
      9,626,222 and 9,606,222 issued and outstanding shares                               963                    961
   Additional paid-in capital                                                       4,666,315              4,662,817
   Deferred compensation                                                           (1,042,481)            (1,042,481)
   Accumulated comprehensive income (loss)                                              8,890                 12,625
   Deficit                                                                         (3,931,088)            (3,808,940)
                                                                          ------------------- ----------------------
          Total stockholders' deficiency                                             (297,401)              (175,018)
                                                                          ------------------- ----------------------
Total Liabilities and Stockholders' Deficiency                            $           723,113 $              845,399
                                                                          =================== ======================


     The accompanying notes are an integral part of the financial statements

                            Elva International, Inc.
      Consolidated Statements of Operations and Comprehensive Income (Loss)
                          Three Months Ended March 31,
                                   (unaudited)



                                                                              2002                      2001
                                                                    ------------------------  -------------------------
REVENUES                                                            $                 48,727  $                 112,528
                                                                    ------------------------  -------------------------

OPERATING EXPENSES
    Salaries                                                                          53,303                    218,258
    Advertising                                                                        4,057                     12,644
    Depreciation and amortization                                                     11,248                     13,513
    General and administrative                                                        96,858                    122,473
    Research and development                                                               0                     85,467
                                                                    ------------------------  -------------------------

          Total operating expenses                                                   165,466                    452,355
                                                                    ------------------------  -------------------------

 Operating Loss                                                                     (116,739)                  (339,827)
                                                                    ------------------------  -------------------------

OTHER INCOME (EXPENSE)
    Interest income                                                                        0                      3,731
    Interest expense                                                                  (5,187)                         0
    Foreign currency transaction gain (loss)                                            (222)                        19
    Gain (loss) on sale of property and equipment                                          0                          0
    Reserve for impairment of assets                                                       0                          0
                                                                    ------------------------  -------------------------

          Total other income (expense)                                                (5,409)                     3,750
                                                                    ------------------------  -------------------------

Net loss before tax credit and minority interest                                    (122,148)                  (336,077)

    Foreign income tax credit                                                              0                          0
    Minority interest in consolidated subsidiary income (loss)                             0                          0
                                                                    ------------------------  -------------------------

Net loss                                                                            (122,148)                  (336,077)

Other comprehensive income (loss):
    Foreign currency translation gain (loss)                                          (3,735)                    29,982
                                                                    ------------------------  -------------------------

Comprehensive loss                                                  $               (125,883) $                (306,095)
                                                                    ========================  =========================
Net loss per common share                                           $                  (0.01) $                   (0.01)
                                                                    ========================  =========================

Weighted average number of shares outstanding                                      9,626,222                 54,020,000
                                                                    ========================  =========================








     The accompanying notes are an integral part of the financial statements

                            Elva International, Inc.
          Consolidated Statements of Stockholders' Equity (Deficiency)




                                                                                               Accum.                   Total
                                                                      Add'l.                    Comp.                Stockholders'
                                          Number of       Common     Paid-in     Deferred      Income                   Equity
                                            Shares         Stock     Capital      Comp.        (Loss)    Deficit     (Deficiency)
                                          ------------  --------  -----------  -----------  ---------  -----------  -------------
BEGINNING BALANCE,
December 31, 1998                           21,500,000  $  2,150  $   828,401  $         0  $ (52,349) $  (432,606) $     345,596

Year ended December 31, 1999:
 Other comprehensive income (loss)                   0         0            0            0     (1,176)           0         (1,176)
 Net loss                                            0         0            0            0          0     (723,712)      (723,712)
                                          ------------  --------  -----------  -----------  ---------  -----------  -------------

BALANCE, December 31, 1999                  21,500,000     2,150      828,401            0    (53,525)  (1,156,318)      (379,292)

Year ended December 31, 2000:
 Conversion of debt of subsidiary for
  stock                                      1,720,000       172      557,305            0          0            0        557,477
 Shares issued for cash                      3,790,000       379    1,237,500            0          0            0      1,237,879
 Shares issued to effect 2 for 1 forward
  split                                     27,010,000     2,701       (2,701)           0          0            0              0
 Other comprehensive income (loss)                   0         0            0            0     25,724            0         25,724
 Net loss                                            0         0            0            0          0   (1,163,846)    (1,163,846)
                                          ------------  --------  -----------  -----------  ---------  -----------  -------------

BALANCE, December 31, 2000                  54,020,000     5,402    2,620,505            0    (27,801)  (2,320,164)       277,942

Year ended December 31, 2001:
 1 for 10 reverse split                    (48,618,000)   (4,862)       4,862            0          0            0              0
 Shares issued for cash                      3,293,640       329      586,354            0          0            0        586,683
 144 shares issued for services                646,500        65    1,163,635   (1,163,700)         0            0              0
 S-8 shares issued for services                135,000        14      269,986            0          0            0        270,000
 Conversion of debt of subsidiary for
  stock                                        129,082        13       17,475            0          0            0         17,488
 Deferred compensation amortization                  0         0            0      121,219          0            0        121,219
 Other comprehensive income (loss)                   0         0            0            0     40,426            0         40,426
 Net loss                                            0         0            0            0          0   (1,488,776)    (1,488,776)
                                          ------------  --------  -----------  -----------  ---------  -----------  -------------

ENDING BALANCE, December 31, 2001            9,606,222       961    4,662,817   (1,042,481)    12,625   (3,808,940)      (175,018)

Three Months ended March 31, 2002:
 144 shares issued for services                 20,000         2        3,498            0          0            0          3,500
 Other comprehensive income (loss)                   0         0            0            0     (3,735)           0         (3,735)
 Net loss                                            0         0            0            0          0     (122,148)      (122,148)
                                          ------------  --------  -----------  -----------  ---------  -----------  -------------

ENDING BALANCE, March 31, 2002
(unaudited)                                  9,626,222  $    963  $ 4,666,315  $(1,042,481) $   8,890  $(3,931,088) $    (297,401)
                                          ============  ========  ===========  ===========  =========  ===========  =============







     The accompanying notes are an integral part of the financial statements

                            Elva International, Inc.
                      Consolidated Statements of Cash Flows
                          Three Months Ended March 31,
                                   (unaudited)


                                                                                      2002                 2001
                                                                                ----------------    -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                        $       (122,148)   $        (336,077)
Adjustments to reconcile net loss to net cash used by operating activities:
     Minority interest in consolidated subsidiary income                                       0                    0
     Depreciation and amortization                                                        11,248               13,492
     Common stock issued for services                                                      3,500                    0
     Amortization of deferred compensation                                                     0                    0
     Foreign exchange transaction gain (loss)                                                322                    0
     Amortization of government subsidy                                                        0               (5,628)
     Reserve for impairment of assets                                                          0                    0
Changes in operating assets and liabilities:
     (Increase) decrease in accounts receivable                                           32,284              (18,024)
     (Increase) decrease in inventory                                                          0                    0
     (Increase) decrease in VAT receivable                                                16,925               (2,261)
     (Increase) decrease in deposits and other assets                                     26,135               (9,053)
     (Increase) decrease in income tax credit receivable                                       0               86,928
     Increase (decrease) in accounts payable                                              (9,972)             (11,794)
     Increase (decrease) accrued expense - trade                                          (8,491)              64,903
     Increase (decrease) salaries and payroll taxes                                       59,791               (8,621)
     Increase (decrease) in deferred revenue                                             (23,080)              12,944
                                                                                ----------------    -----------------

Net cash  provided (used) by operating activities                                        (13,486)            (213,191)
                                                                                ----------------    -----------------

CASH FLOW FROM INVESTING ACTIVITIES:
     Purchase of property and equipment                                                   (3,180)             (31,883)
     Sales of property and equipment                                                           0                    0
     (Increase expenditure) decrease application patent                                        0                    0
                                                                                ----------------    -----------------

Net cash provided (used) by investing activities                                          (3,180)             (31,883)
                                                                                ----------------    -----------------

CASH FLOW FROM FINANCING ACTIVITIES:
    Proceeds from bank overdraft                                                           1,126                    0
    Repayment of bank overdraft                                                                0                    0
     Shareholder advances                                                                      0                    0
     Shareholder advance repayments                                                       (9,012)                (497)
     Receipt of conditional government subsidy                                                 0                    0
     Proceeds of  long term debt - related party                                               0                    0
     Debt payments                                                                             0               (2,814)
     Issuance of common stock for cash                                                         0                    0
                                                                                ----------------    -----------------

Net cash provided by financing activities                                                 (9,012)              (3,311)
                                                                                ----------------    -----------------

Effect of exchange rates on cash                                                           9,990               21,165
                                                                                ----------------    -----------------

Net increase (decrease) in cash and equivalents                                          (15,688)            (227,220)

CASH and equivalents, beginning of period                                                 16,739              300,071
                                                                                ----------------    -----------------

CASH and equivalents, end of period                                             $          1,051    $          72,851
                                                                                ================    =================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest Paid in Cash:                                                          $          5,187    $               0
                                                                                ================    =================

Non-Cash Financing Activities:
  Common stock issued to settle long-term debt of subsidiary                    $              0    $               0
                                                                                ================    =================



     The accompanying notes are an integral part of the financial statements

                            Elva International, Inc.
                   Notes to Consolidated Financial Statements
               (Information with respect to the three months ended
                      March 31, 2002 and 2001is unaudited)


(1)  Summary of Significant Accounting Principles
     The Company Elva, Inc., (the "Company"), is a Florida chartered corporation which conducts business from its offices in West Palm Beach, Florida and Paris, France. The Company was incorporated on August 15, 1997 as Computer Research Technologies, Inc., and changed its name to Elva, Inc. on January 25, 1999. Prior to the acquisition of ELVA, SA, the Company was principally seeking financing to allow it to begin its planned operations. The Company is principally involved in the smart card technology industry through its French subsidiary, ELVA, SA. In November 2000, the Company formed a wholly owned subsidiary, Elva Asia, PTE, Ltd, under the laws of Singapore. The following summarize the more significant accounting and reporting policies and practices of the Company:

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

     e) Property and equipment All property and equipment are recorded at cost and depreciated over their estimated useful lives, using the straight-line method. Upon sale or retirement, the costs and related accumulated depreciation are eliminated from their respective accounts, and the resulting gain or loss is included in the results of operations. Repairs and maintenance charges which do not increase the useful lives of the assets are charged to operations as incurred. Depreciation expense was $5,942 and $7,990 for the three months ended March 31, 2002 and 2001, respectively.

     f) Cash and equivalents The company considers investments with an initial maturity of three months or less as cash equivalents.

     g) Patents The Company acquired two French patents, Nos. 95-15735 and 96-01872, from the founders of ELVA, SA. The Company is amortizing the cost of these patents over the remaining life of the patents. Patents in France have a 20 year life. Amortization expense was $5,307 and $5,502 for the three months ended March 31, 2002 and 2001, respectively.

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

     m) Interim financial information The financial statements for the three months ended March 31, 2002 and 2001 are unaudited and include all adjustments which in the opinion of management are necessary for fair presentation, and such adjustments are of a normal and recurring nature. The results for the three months are not indicative of a full year results.

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

     In June 2001, the new President of the Company was issued 646,500 restricted common shares as sole compensation for the four-year term of his employment agreement. These shares were valued at $1.80 per share, or 50% of the then current market price of the stock due to size of the block of shares, the current lack of significant trading volume and the 144 restriction on the shares, or a total of $1,163,700. The Company will amortize this deferred compensation at a rate of $72,731 per quarter for the four-year term of the employment agreement. In August 2001, the Company issued 135,000 shares for services valued at $270,000, or $2.00 per share. In November 2001, the Company issued 129,082 shares of restricted common stock to convert $17,488 of debt of ELVA, SA. In November and December, the Company issued 3,168,640 shares of restricted common stock in exchange for $386,683 in cash.

     In March 2002, the Company issued 20,000 shares of restricted common stock to a former employee for services. These shares were valued at 50% of the then market value, or $0.175 per share, for a total value of $3,500.

(3) Income Taxes Deferred income taxes (benefits) are provided for certain income and expenses which are recognized in different periods for tax and financial reporting purposes. The Company had net operating loss carry-forwards for income tax purposes of approximately $3,931,000, which expire $68,000 on December 31, 2011, $132,000 on December 31, 2117, $232,000 on
     December 31, 2118,  $724,000 on December 31, 2119,  $1,164,000  on December
     31,  2020,  $1,488,800  on December  31, 2021 and  $122,000 on December 31,
     2022.

     The amount recorded as a deferred tax asset, cumulative as of March 31, 2002 and 2001 is approximately $1,572,000 and $1,062,000, respectively, which represents the amount of tax benefits of the loss carry- forwards. The Company has established a valuation allowance for this deferred tax asset of $1,572,000 and $1,062,000, as the Company has no history of profitable operations.

                            Elva International, Inc.
                   Notes to Consolidated Financial Statements


(3)  Income Taxes (Continued)
     The significant components net deferred tax asset as of March 31, 2002, are:


Net operating losses           $            1,572,000
Valuation allowance                        (1,572,000)
                               ----------------------
Net deferred tax asset         $                    0
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

(4) Going Concern As shown in the accompanying consolidated financial statements, the Company incurred net losses totaling $122,000 for the three months ended March 31, 2002, and reflects a stockholders' deficit of approximately $3,931,000 as of March 31, 2002. These conditions raise substantial doubt as to the ability of the Company to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon increasing sales and obtaining additional capital and financing. The Company has retained a registered broker/dealer to raise additional funds for the Company in an amount up to $12,000,000. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

     (b) Long-term debt In 1998, ELVA, SA received approximately $204,500 from a third party as a loan. In December 1998, as part of the reverse merger, Elva, Inc. issued 3,440,000 shares of common stock in settlement of this debt. In March, May and September 1999 and March and July 2000, ELVA received additional traunches of this loan from the now related party, in the total amount of approximately $650,000. In July 2000,

                            Elva International, Inc.
                   Notes to Consolidated Financial Statements


(5)  Related Party Transactions (Continued)
     (b) Long-term debt (continued) the Company entered into an agreement with the holder of its related party long-term debt to exchange 1,720,000 shares of common stock for $557,477 of the existing long-term debt, and paid off the remaining balance of approximately $90,000 in cash. The Company also received a $16,000 conditional loan from an unrelated company, under which the Company would not be liable for repayment if the Company hired at least one former technical employee of the other company. The Company has not done so and is repaying this loan at a rate of $3,000 per year. The repayment schedule is per the original agreement.

(6) Commitments The Company is committed under an operating lease for its office space. The Company is obligated under this lease for its office space for payments of $33,000 in 2002 and 2003, respectively. The Company can, at its option, elect to extend this lease for up to one additional three-year period. The Company leases its office space in Singapore on a month-to-month basis. The Company's rent expense was approximately $65,000 and $55,500 for the years ended December 31, 2001 and 2000, respectively.

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

(8) Patent License In 1997, the Company entered into a non-exclusive license with a U.S. company, Atmel Corp., to license the Company's patent. The Company received an initial license fee of $100,000, and will receive an additional $50,000 fee once the 10 millionth unit is delivered by Atmel. The Company also receives a royalty per total units sold:

               Quantity                First 1 mm           To 10 mm       To 100 mm      Over 100 mm
                                   -------------------   --------------  -------------  ---------------
Unit price less than $0.51               $0.02               $0.015         $0.01          $0.0005
Unit price greater than $0.50            $0.025              $0.02          $0.015         $0.01

(9) Conditional Government Subsidies The Company has received several government grants which are conditional as to repayment. The grants are to be applied as reductions of salaries and employment taxes paid to new employees. They are intended by the government to induce increases in employment, as France has experienced high unemployment over the last few years. To date the Company has been increasing employment and applying accumulated grants as offsets to salary expense and at present is not yet obligated to repay any of these grants. The Company does not expect to have to repay any of the grant amounts. These grants, if required to be repaid, do not require the payment of interest. The term for adding the required employees under these grants is three years. The Company has amortized approximately $14,700 and $15,500 of the grants against salary expense for the year ending December 31, 2001 and 2000, respectively.

Item 2. Management's Plan of Operation

General

     In February 2002, the Company's Board of Directors approved issuance of 20,000 shares of its restricted common stock to Robert C. Pierre. Mr. Pierre had asserted a claim for breach of an oral employment agreement. The Company settled any such claim for the 20,000 shares issued to Mr. Pierre. The shares were actually issued in March 2002.

     In March 2002, Serge Parienti resigned as the Company's President and Chief Executive Officer. He was subsequently appointed Vice-President. He remained a member of the Company's Board of Directors. Also in March 2002, Eric Danon was appointed President and Chief Executive Officer by the Company's Board of
Directors and was also appointed to the Board of Directors to fill a vacancy until the next meeting of the shareholders in which Directors were elected..

12 Month Plan of Operation

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

Results of Operations -For the Three Months Ending March 31, 2001 and March 31, 2002

Financial Condition, Capital Resources and Liquidity

     For the first quarter ended March 31, 2001 and 2002 the Company recorded revenues of $112,528 and $48,727, respectively.

     For the first quarter ended March 31, 2001 and 2002 the Company had salary expenses of $218,258 and $53,303, respectively.

     For the first quarter ended March 31, 2001 and 2002, the Company had on a consolidated unaudited basis general and administrative expenses of $122,473 and $96,858, respectively.

     For the first quarter ended March 31, 2001 and 2002, the Company had on a consolidated unaudited basis total operating expenses of $452,355 and $165,466, respectively.

Net Losses

     For the first quarter ended March 31, 2001 and 2002, the Company reported a net loss from operations excluding foreign currency translation of $339,827 and $116,739, respectively.

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

Employees

     At March 31, 2002, the Company had a total of 13 employees, of which 4 were employed in sales and marketing, 7 were employed in product development and 2 were employed in administration and finance. Our future performance depends in significant part upon the continued service of our key technical and management personnel, and our continuing ability to attract and retain highly qualified and motivated personnel in all areas of our operations. Competition for such personnel is intense. We provide no assurance that we can retain key managerial and technical employees or that we can attract, assimilate or retain other highly qualified personnel in the future. Our employees are not represented by a labor union. We have not experienced any work stoppages and consider our employee relations to be good.

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

PART II

Item 1. Legal Proceedings.

     Lionel Rotcage, the company's former President, CEO, and Dirctor and Perrot Ltd. have threatened a law suit against the company relating to agreements between the parties and unspecified disclosure issues. No law suit has been filed to date.



Item 2. Changes in Securities and Use of Proceeds

         None

Item 3. Defaults in Senior Securities

         None

Item 4. Submission of Matters to a Vote of Security Holders.

     No matter was submitted,  during the quarter ending March 31, 2002, covered
by  this  report,  to  a  vote  of  the  Company's  shareholders,   through  the
solicitation of proxies or otherwise.

Item 5. Other Information

         None.

Item 6. Exhibits and Reports on Form 8-K

     (a) The exhibits required to be filed herewith by Item 601 of Regulation S-B, as described in the following index of exhibits, are incorporated herein by reference, as follows:

Exhibit No.             Description
----------------------------------------------------------------------
3(i).1   [1]      Articles of Incorporation effective August 15, 1997.

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

[2] Previously filed as an exhibit to the Company's Annual Report on Form 10-KSB filed April 16, 2001.

[3] Previously filed as an exhibit to the Company's Registration Statement on Form S- 8 July 13, 2001.

[4] Previously filed as an exhibit to the Company's Quarterly Report on Form 10-QSB filed August 14, 2001.

[5] Previously filed as an exhibit to the Company's Annual Report on Form 10-KSB on April 15, 2002.

*    Filed herewith

     (b) No Reports on Form 8-K have been filed.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                            Elva International, Inc.
                                  (Registrant)



Date:    May 20, 2002        /s/Eric Danon
                             ------------------------------------------------
                             Eric Danon, President, CEO & Director

                             /s/Serge Parienti
                             ------------------------------------------------
                             Serge Parienti, VP and Director

                             /s/Patrick Misko
                             ------------------------------------------------
                             Patrick Misko, VP and Director