Form 10QSB
period 2002-06-30
ELVA INTERNATIONAL INC
filed 2002-08-19
CIK 1103718

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended: June 30, 2002

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

     As of June 30, 2002, there were 11,457,760 shares of voting stock of the registrant issued and outstanding.

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

Consolidated Statements of Operations and Comprehensive Income (Loss)........F-3

Consolidated Statements of Stockholders' Equity (Deficiency).................F-4

Consolidated Statements of Cash Flows........................................F-5

Notes to Consolidated Financial Statements...................................F-6

                            Elva International, Inc.
                           Consolidated Balance Sheets

                                                                  June 30, 2002    December 31, 2001
                                                                 ---------------   -----------------
                                                                    (unaudited)
             ASSETS
CURRENT ASSETS
   Cash and equivalents                                          $        46,631   $          16,739
   Accounts receivable                                                    79,341              78,698
   VAT tax receivable                                                     38,358              45,800
   Inventory                                                              73,236              64,705
                                                                 ---------------   -----------------
          Total current assets                                           237,566             205,942
                                                                 ---------------   -----------------
PROPERTY AND EQUIPMENT
   Computers and equipment                                               164,341             145,241
      Less accumulated depreciation                                      (99,202)            (76,388)
                                                                 ---------------   -----------------
          Net property and equipment                                      65,139              68,853
                                                                 ---------------   -----------------
OTHER ASSETS
   Deposits and other assets                                              13,327              38,050
   Income tax credit receivable                                          207,734             189,136
   Patent                                                                494,181             421,782

      Less accumulated amortization                                     (102,343)            (78,364)
                                                                 ---------------   -----------------

          Net other assets                                               612,899             570,604
                                                                 ---------------   -----------------
Total Assets                                                     $       915,604   $         845,399
                                                                 ---------------   -----------------
             LIABILITIES AND STOCKHOLDERS' DEFICIENCY
CURRENT LIABILITIES
   Bank overdraft                                                $             0   $               0
   Accounts payable                                                      301,613             297,546
   Accrued expenses
      Trade                                                                    0              22,311
      Payroll and taxes                                                  242,889             205,249
      Deferred revenue                                                         0              27,150
   Current portion of long-term debt                                       3,041               2,687
   Advances from shareholders                                            167,166             169,331
   Conditional government subsidy                                        110,717              97,819
                                                                 ---------------   -----------------
          Total current liabilities                                      825,426             822,093
                                                                 ---------------   -----------------
LONG-TERM DEBT
   Conditional government subsidy                                        221,434             195,637
   Other long-term debt                                                    3,042               2,687
                                                                 ---------------   -----------------
          Total long-term debt                                           224,476             198,324
                                                                 ---------------   -----------------
Total Liabilities                                                      1,049,902           1,020,417
                                                                 ---------------   -----------------
Minority interest in consolidated subsidiary                                   0                   0
                                                                 ---------------   -----------------
STOCKHOLDERS' DEFICIENCY
   Preferred stock, $0.0001 par value, authorized 10,000,000
        shares; none issued and outstanding                                    0                   0
   Common stock, $0.0001 par value, authorized 50,000,000
        shares; 11,462,957 and 9,606,222 issued and outstanding            1,146                 961
   Additional paid-in capital                                          4,936,131           4,662,817
   Deferred compensation                                              (1,042,481)         (1,042,481)
   Accumulated comprehensive income (loss)                                 9,010              12,625
   Deficit                                                            (4,038,104)         (3,808,940)
                                                                 ---------------   -----------------
          Total stockholders' deficiency                                (134,298)           (175,018)
                                                                 ---------------   -----------------
Total Liabilities and Stockholders' Deficiency                   $       915,604   $         845,399
                                                                 ===============   =================


     The accompanying notes are an integral part of the financial statements

                            Elva International, Inc.
      Consolidated Statements of Operations and Comprehensive Income (loss)
                                   (unaudited)



                                                              Three Months Ended                    Six Months Ended
                                                                   June 30,                             June 30,
                                                      ----------------------------------   -----------------------------------
                                                            2002              2001               2002               2001
                                                      ----------------   ---------------   ----------------   ----------------
REVENUES                                              $         39,507   $       176,127            $88,234   $        288,655
                                                      ----------------   ---------------   ----------------   ----------------

OPERATING EXPENSES
   Salaries                                                     81,784           207,989            135,087            426,247
   Advertising                                                      95            12,744              4,152             25,388
   Depreciation and amortization                                12,777            12,979             37,887             26,492
   General and administrative                                   47,640           235,157            130,637            357,630
   Research and development                                          0           108,141                  0            193,608
                                                      ----------------   ---------------   ----------------   ----------------

          Total operating expenses                             142,296           577,010            307,763          1,029,365
                                                      ----------------   ---------------   ----------------   ----------------

Operating Loss                                                (102,789)         (400,883)          (219,529)          (740,710)
                                                      ----------------   ---------------   ----------------   ----------------

OTHER INCOME (EXPENSE)
   Interest income                                                   0               310                  0              4,041
   Interest expense                                             (4,599)                0             (9,786)                 0
   Foreign currency transaction gain (loss)                        373             2,228                151              2,247
                                                      ----------------   ---------------   ----------------   ----------------

          Total other income (expense)                          (4,226)            2,538             (9,635)             6,288

Net loss before tax credit and minority interest              (107,015)         (398,345)          (229,164)          (734,422)

   Foreign income tax credit                                         0                 0                  0                  0
   Minority interest in consolidated subsidiary
        income (loss)                                                0                 0                  0                  0
                                                      ----------------   ---------------   ----------------   ----------------

Net loss                                                      (107,015)         (398,345)          (229,164)          (734,422)

Other comprehensive income (loss):

   Foreign currency translation gain (loss)                         (4)            6,348             (3,615)            36,330
                                                      ----------------   ---------------   ----------------   ----------------

Comprehensive loss                                    $       (107,019)  $      (391,997)  $       (232,779)  $       (698,092)
                                                      ================   ===============   ================   ================

Net loss per common share, basic                      $          (0.01)  $          (0.07) $          (0.02)  $            (0.13)
                                                      ================   ===============   ================   ================

Weighted average number of shares outstanding               10,514,498         5,857,346         10,062,869          5,630,931
                                                      ================   ===============   ================   ================




     The accompanying notes are an integral part of the financial statements

                            Elva International, Inc.
          Consolidated Statements of Stockholders' Equity (Deficiency)


                                                                                           Accum.                      Total
                                                                Add'l.                      Comp.                  Stockholders'
                                         Number of    Common    Paid-in      Deferred      Income                     Equity
                                          Shares       Stock    Capital        Comp.       (Loss)     Deficit      (Deficiency)
                                       -----------  --------- -----------  ------------  ---------  ------------  --------------
BEGINNING BALANCE,
December 31, 1998                       21,500,000  $   2,150 $   828,401  $          0  $ (52,349) $   (432,606) $      345,596

Year ended December 31, 1999:
   Other comprehensive income (loss)             0          0           0             0     (1,176)            0          (1,176)
   Net loss                                      0          0           0             0          0      (723,712)       (723,712)
                                       -----------  --------- -----------  ------------  ---------  ------------  --------------

BALANCE, December 31, 1999              21,500,000      2,150     828,401             0    (53,525)   (1,156,318)       (379,292)

Year ended December 31, 2000:
   Conversion of debt of subsidiary
        for stock                        1,720,000        172     557,305             0          0             0         557,477
   Shares issued for cash                3,790,000        379   1,237,500             0          0             0       1,237,879
   Shares issued to effect 2 for 1
        forward split                   27,010,000      2,701      (2,701)            0          0             0               0
   Other comprehensive income (loss)             0          0           0             0     25,724             0          25,724
   Net loss                                      0          0           0             0          0    (1,163,846)     (1,163,846)
                                       -----------  --------- -----------  ------------  ---------  ------------  --------------

BALANCE, December 31, 2000              54,020,000      5,402   2,620,505             0    (27,801)   (2,320,164)        277,942

Year ended December 31, 2001:
   1 for 10 reverse split              (48,618,000)    (4,862)      4,862             0          0             0               0
   Shares issued for cash                3,293,640        329     586,354             0          0             0         586,683
   144 shares issued for services          646,500         65   1,163,635    (1,163,700)         0             0               0
   S-8 shares issued for services          135,000         14     269,986             0          0             0         270,000
   Conversion of debt of subsidiary
        for stock                          129,082         13      17,475             0          0             0          17,488
   Deferred compensation amortization            0          0           0       121,219          0             0         121,219
   Other comprehensive income (loss)             0          0           0             0     40,426             0          40,426
   Net loss                                      0          0           0             0          0    (1,488,776)     (1,488,776)
                                       -----------  --------- -----------  ------------  ---------  ------------  --------------

BALANCE, December 31, 2001               9,606,222        961   4,662,817    (1,042,481)    12,625    (3,808,940)       (175,018)

Six Months ended June 30, 2002:
   144 shares issued for services           20,000          2       3,498             0          0             0           3,500
   144 shares issued for cash            1,836,735        183     269,816             0          0             0         269,999
   Other comprehensive income (loss              0          0           0             0     (3,615)            0          (3,615)
   Net loss                                      0          0           0             0          0      (229,164)       (229,164)
                                       -----------  --------- -----------  ------------  ---------  ------------  --------------

ENDING BALANCE, June 30, 2002
(unaudited)                             11,462,957  $   1,146 $ 4,936,131  $ (1,042,481) $   9,010  $ (4,038,104) $     (134,298)
                                       ===========  ========= ===========  ============  =========  ============  ==============




     The accompanying notes are an integral part of the financial statements

                            Elva International, Inc.
                      Consolidated Statements of Cash Flows
                            Six Months Ended June 30,
                                   (unaudited)

                                                                      2002            2001
                                                                --------------  -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                        $     (229,164) $    (734,422)
Adjustments to reconcile net loss to net cash used by
 operating activities:
   Minority interest in consolidated subsidiary income                       0              0
   Depreciation and amortization                                        37,887         26,490
   Common stock issued for services                                      3,500              0
   Amortization of deferred compensation                                     0         48,488
   Foreign exchange transaction gain (loss)                               (151)             0
   Amortization of government subsidy                                        0        (13,676)
   Reserve for impairment of assets                                          0              0
Changes in operating assets and liabilities:
   (Increase) decrease in accounts receivable                           99,920       (181,083)
   (Increase) decrease in inventory                                          0              0
   (Increase) decrease in VAT receivable                                (4,793)        16,731
   (Increase) decrease in deposits and other assets                      9,497         (2,461)
   (Increase) decrease in income tax credit receivable                       0         84,498
   Increase (decrease) in accounts payable                              29,182         48,411
   Increase (decrease) accrued expense - trade                         (29,157)        (4,785)
   Increase (decrease) salaries and payroll taxes                       53,923        120,359
   Increase (decrease) in deferred revenue                                   0         94,556
                                                                --------------  -------------

Net cash provided (used) by operating activities                       (29,356)      (496,894)
                                                                --------------  -------------

CASH FLOW FROM INVESTING ACTIVITIES:
   Purchase of property and equipment                                  (27,081)       (31,791)
   Sales of property and equipment                                           0              0
   (Increase expenditure) decrease application patent                  (38,731)             0
                                                                --------------  -------------

Net cash provided (used) by investing activities                       (65,812)       (31,791)
                                                                --------------  -------------

CASH FLOW FROM FINANCING ACTIVITIES:
   Proceeds from bank overdraft                                              0              0
   Repayment of bank overdraft                                        (109,016)             0
   Shareholder advances                                                      0        158,102
   Shareholder advance repayments                                      (46,643)             0
   Receipt of conditional government subsidy                                 0              0
   Proceeds of long-term debt - related party                                0              0
   Debt payments                                                             0         (2,735)
   Issuance of common stock for cash                                   270,000        200,000
                                                                --------------  -------------

Net cash provided by financing activities                              114,341        355,367
                                                                --------------  -------------

Effect of exchange rates on cash                                        10,719         22,650
                                                                --------------  -------------

Net increase (decrease) in cash and equivalents                         29,892       (150,668)

CASH and equivalents, beginning of period                               16,739        300,071
                                                                --------------  -------------

CASH and equivalents, end of period                             $       46,631  $     149,403
                                                                ==============  =============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest Paid in Cash                                           $        9,786  $           0
                                                                ==============  =============

Non-Cash Financing Activities:
   Common stock issued to settle long-term debt of subsidiary   $            0  $           0
                                                                ==============  =============

     The accompanying notes are an integral part of the financial statements

                            Elva International, Inc.
                   Notes to Consolidated Financial Statements
                (Information with respect to the six months ended
                      June 30, 2002 and 2001 is unaudited)


(1) Summary of Significant Accounting Principles
     The Company Elva International, Inc., (the "Company"), is a Florida chartered corporation which conducts business from its offices in West Palm Beach, Florida and Paris, France. The Company was incorporated on August 15, 1997 as Computer Research Technologies, Inc., and changed its name to Elva, Inc. on January 25, 1999 and to Elva International, Inc. on February 23, 2001. Prior to the acquisition of ELVA, SA, the Company was principally seeking financing to allow it to begin its planned operations. The Company is principally involved in the smart card technology industry through its French subsidiary, ELVA, SA. In November 2000, the Company formed a wholly owned subsidiary, Elva Asia, PTE, Ltd. under the laws of Singapore. The following summarize the more significant accounting and reporting policies and practices of the Company:

     a) Use of estimates In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the statements of financial condition, and revenues and expenses for the year then ended. Actual results may differ significantly from those estimates.

     b) Significant acquisition In December 1998, Elva International, Inc. issued 14,160,000 shares of common stock to acquire substantially al the issued and outstanding shares of the common stock of ELVA, SA, a French corporation, in a reverse merger, which was accounted for as a reorganization of ELVA, SA. There remains a four-tenths of one percent minority interest in ELVA, SA, which is owned by two of the major stockholders of Elva International, Inc. as a result of this acquisition. This minority interest is required under French corporate law. As a result of this reverse merger, the former stockholders of ELVA, SA now control Elva International, Inc. Prior to this reverse merger, Elva International, Inc. had nominal assets and liabilities. Elva, Inc. accounted for the reverse merger as an issuance of stock for the net monetary assets of Elva International, Inc. or, in this case, as a capitalization of the accumulated deficit of Elva International, Inc. to the date of the merger.

     c) Principles of consolidation The consolidated financial statements include the accounts of Elva International, Inc. and its wholly owned subsidiaries. Inter-company balances and transactions have been eliminated.

     d) Net loss per common share Basic net loss per weighted average common share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period.

     e) Property and equipment All property and equipment are recorded at cost and depreciated over their estimated useful lives, using the straight-line method. Upon sale or retirement, the costs and related accumulated depreciation are eliminated from their respective accounts, and the resulting gain or loss is included in the results of operations. Repairs and maintenance charges which do not increase the useful lives of the assets are charged to operations as incurred. Depreciation expense was $20,584 and $16,101 for the six months ended June 30, 2002 and 2001, respectively.

     f) Cash and equivalents The company considers investments with an initial maturity of three months or less as cash equivalents.

     g) Patents The Company acquired two French patents, Nos. 95-15735 and 96-01872, from the founders of ELVA, SA. The Company is amortizing the cost of these patents over the remaining life of the patents. Patents in France have a 20 year life. Amortization expense was $17,303 and $10,391 for the six months ended June 30, 2002 and 2001, respectively.

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

     i) Foreign currency transaction and translation gains (losses) The principal operating entity of the Company is its subsidiary, ELVA,SA, which is located in France. The Company opened a sales office in Los Angeles, California in April 2000. The functional currency of ELVA, SA, as well as on a consolidated basis, is the French Franc, (FF). ELVA, SA has only one customer which is located in the US. ELVA, SA bills this customer in FF and is paid US Dollars, (USD). ELVA, SA records a transaction gain or loss at the time of receipt of payment consisting of the difference between the amount of FF billed and the amount of FF the USD payment is converted into. On a consolidated basis, the Company's reporting currency is the US Dollar. The Company translated the income statement items using the average exchange rate for the period and balance sheet items using the end of period exchange rate, except for equity items, which are translated at historical rates, in accordance with SFAS 52.

     j) Research & development Research and development expenses are expensed in the period incurred.

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

     m) Interim financial information The financial statements for the six months ended June 30, 2002 and 2001 are unaudited and include all adjustments which in the opinion of management are necessary for fair presentation, and such adjustments are of a normal and recurring nature. The results for the six months are not indicative of a full year results.

(2) Stockholders' Equity The Company has authorized 50,000,000 shares of $0.0001 par value common stock and 10,000,000 shares of $0.0001 par value preferred stock. Rights and privileges of the preferred stock are to be determined by the Board of Directors prior to issuance. The Company had 21,500,000 shares of common stock issued and outstanding at December 31, 1998 and September 30, 1999.

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

     In March 2002, the Company issued 20,000 shares of restricted common stock to a former employee for services. These shares were valued at 50% of the then market value, or $0.175 per share, for a total value of $3,500. In May 2002, the Company sold 1,836,735 shares of common stock for $270,000 in cash, or $0.147 per share.

(3) Income Taxes Deferred income taxes (benefits) are provided for certain income and expenses which are recognized in different periods for tax and financial reporting purposes. The Company had net operating loss carry-forwards for income tax purposes of approximately $4,038,000, which expire $68,000 on December 31, 2011, $132,000 on December 31, 2117, $232,000 on
     December 31, 2118,  $724,000 on December 31, 2119,  $1,164,000  on December
     31,  2020,  $1,488,800  on December  31, 2021 and  $229,000 on December 31,
     2022.

     The amount recorded as deferred tax asset, cumulative as of June 30, 2002 and 2001 is approximately $1,615,000 and $1,222,000, respectively, which represents the amount of tax benefits of the loss carry-forwards. The Company has established a valuation allowance for this deferred tax asset of $1,615,000 and $1,222,000, as the Company has no history of profitable operations.

                            Elva International, Inc.
                   Noties to Consolidated Financial Statements


(3) Income Taxes (Continued) The significant components net deferred tax asset as of June 30, 2002 are:


Net operating losses               $     1,615,000
Valuation allowance                     (1,615,000)
                                   ---------------
Net deferred tax asset             $             0
                                   ===============

     The Company's subsidiary, ELVA, SA, applied for research and development income tax credits with the French government for the years ended December 31, 2001, 2000, 1999 and 1998. The credits are applied for on the Company's annual income tax return in mid-1999, 2000 and 2001. The amounts applied for were approximately $88,600, $104,500, $94,800, $15,300 and $94,400 for
     2001, 2000, 1999, 1998 and 1997, respectively. In the 4th quarter of 1999, 2000 and 2001, ELVA, SA was notified by the French government of the approval of the application for 1997, 1998 and 1999, respectively, and that payment by the government would occur in late 2002 and 2003. The Company sold the 1997 receivable to its bank on a non-recourse basis in exchange for cash in the amount of $94,400. It is now expected that the government will approve the 2000 and 2001 credits. They are expected to be paid $94,800 in 2002 and $88,600 in 2003. The Company expects to sell these receivables to its bank in March 2002 under the same terms and conditions as the 1997 credit. In 1996, ELVA, SA entered its technology in an annual technology competition. This competition is administered by ANVAR, a French quasi-governmental agency established to reward technology advances by French commercial enterprises. Elva received one of the awards from ANVAR for its technology. The Company believes, based on the foregoing, that is more likely than not that the Company will receive these ongoing tax credits from the French government. These credits reduce the income tax benefit of its net operating loss carry- forwards for the French subsidiary on a one-for-one basis.

(4) Going Concern As shown in the accompanying consolidated financial statements, the Company incurred net losses totaling $229,000 for the six months ended June 30, 2002, and reflects a stockholders' deficit of approximately $134,000 as of June 30, 2002. These conditions raise substantial doubt as to the ability of the Company to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon increasing sales and obtaining additional capital and financing. The Company has retained a registered broker/dealer to raise additional funds for the Company in an amount up to $12,000,000. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

(5)  Related  Party  Transactions  (a) Patents The Company  acquired  two French patents, Nos. 95-15735 and 96-01872, from the founders of ELVA, SA for 21,069 shares of common stock of ELVA, SA valued at $320,700, based on their historical cost, and approximately $3,333 per month for the life of the patents as royalty payments, beginning in March 1997. These ELVA, SA shares were part of the original issue shares of ELVA, SA and, accordingly, had no fair market value at that time. After approximately 8 months, the principals realized that the Company did not have the cash flow to continue to make the payments to them and continue to develop the marketing efforts and suspended the payments. In February 1999, the Company and the founders entered into a new agreement which called for total additional payment of approximately $116,700, with an initial payment of approximately $25,000, and quarterly payments of approximately $11,500, beginning on February 1, 2000. This new agreement also encompassed the international patent application filed with the World Organization of Intellectual Property, principally for the US, Canada, Europe and Japan. It also encompasses the trademark "VOCALID", No. 96-605347, registered at INPI January 11, 1996.

(b) Long-term debt In 1998, ELVA, SA received approximately $204,500 from a third party as a loan. In December 1998, as part of the reverse merger, Elva, Inc. issued 3,440,000 shares of common stock in settlement

                            Elva International, Inc.
                   Notes to Consolidated Financial Statements


(5) Related Party Transactions (Continued) (b) Long-term debt (continued) of this debt. In March, May and September 1999 and March and July 2000, ELVA received additional traunches of this loan from the now related party in the total amount of approximately $650,000. In July 2000, the Company entered into an agreement with the holder of its related party long-term debt to exchange 1,720,000 shares of common stock for $557,477 of the existing long-term debt, and paid off the remaining balance of approximately $90,000 in cash. The Company also received a $16,000 conditional loan from an unrelated company under which the Company would not be liable for repayment if the Company hired at least one former technical employee of the other company. The Company has not done so and is repaying this loan at a rate of $3,000 per year. The repayment schedule is per the original agreement.

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

(8) Patent License In 1997, the Company entered into a non-exclusive license with a US company, Atmel Corp., to license the Company's patent. The Company received an initial license fee of $100,000, and will receive an additional $50,000 fee once the 10 millionth unit is delivered by Atmel. The Company also receives a royalty per total units sold:


                Quantity            First 1 mm    To 10 mm    To 100 mm    Over 100 mm
                                   ------------  ----------  -----------  -------------
Unit price less than $0.51            $0.02        $0.015      $0.01       $0.0005
Unit price greater than $0.50         $0.025       $0.02       $0.015      $0.01

(9) Conditional Government Subsidies The Company has received several government grants which are conditional as to repayment. The grants are to be applied as reductions of salaries and employment taxes paid to new employees. They are intended by the government to induce increases in employment, as France has experienced high unemployment over the last few years. To date, the Company has been increasing employment and applying accumulated grants as offsets to salary expense and, at present, is not yet obligated to repay any of these grants. The Company does not expect to have a repay any of the grant amounts. These grants, if required to be repaid, do not require the payment of interest. The term for adding the required employees under these grants is three years. The company has amortized approximately $14,700 and $15,500 of the grants against salary expense for the years ending December 31, 2001 and 2000, respectively.

(10) Subsequent Events (a) Stockholders' equity In July 2002, the Company sold 3,333,333 shares of common stock for $500,000 in cash, or $0.15 per share.

Item 2.             Management's Plan of Operation

General

     In May 2002, the Company sold 1,831,538 shares of its restricted common stock to three persons for a total of $270,000. For such offering the Company relied upon Section 4(2) of the Securities Act of 1933, as amended and Rule 506 of Regulation D promulgated thereunder. No state exemption was relied upon as all purchasers reside outside the United States.

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



Results of Operations -For the Three and Six Months Ending June 30, 2001 and June 30, 2002

Financial Condition, Capital Resources and Liquidity

     For the second quarter ended June 30, 2001 and 2002 the Company recorded revenues of $176,127 and $39,507, respectively. For the six months ended June 30, 2001 and 2002, the Company recorded revenues of $288,655 and $88,234, respectively.

     For the second quarter ended June 30, 2001 and 2002 the Company had salary expenses of $207,989 and $81,784, respectively. For the six months ended June 30, 2001 and 2002, the Company had salary expenses of $426,247 and $135,087, respectively.

     For the second quarter ended June 30, 2001 and 2002, the Company had on a consolidated unaudited basis general and administrative expenses of $235,157 and $47,640, respectively. For the six months ended June 30, 2001 and 2002, the Company had on a consolidated unaudited basis general and administrative expenses of $357,630 and $130,637, respectively.

     For the second quarter ended June 30, 2001 and 2002, the Company had on a consolidated unaudited basis total operating expenses of $577,010 and $142,296, respectively. For the six months ended June 30, 2001 and 2002, the Company had on a consolidated unaudited basis total operating expenses of $1,029,365 and $307,763.

Net Losses

     For the second quarter ended June 30, 2001 and 2002, the Company reported a net loss from operations excluding foreign currency translation of $398,345 and $107,015, respectively. For the six months ended June 30, 2001 and 2002, the Company reported a net loss from operations excluding foreign currency translation of $734,422 and $229,164, respectively.

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

Employees

     At June 30, 2002, the Company had a total of 13 employees, of which 4 were employed in sales and marketing, 7 were employed in product development and 2 were employed in administration and finance. Our future performance depends in significant part upon the continued service of our key technical and management personnel, and our continuing ability to attract and retain highly qualified and motivated personnel in all areas of our operations. Competition for such personnel is intense. We provide no assurance that we can retain key managerial and technical employees or that we can attract, assimilate or retain other highly qualified personnel in the future. Our employees are not represented by a labor union. We have not experienced any work stoppages and consider our employee relations to be good.

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

PART II

Item 1. Legal Proceedings.

     A shareholder of the Company filed a lawsuit in France seeking additional information and documentation regarding the Company's subsidiary. The extent of disclosure and types of documents to be disclosed will be determined by the French courts.

Item 2. Changes in Securities and Use of Proceeds

           None

Item 3. Defaults in Senior Securities

           None

Item 4. Submission of Matters to a Vote of Security Holders.

     No matter was submitted,  during the quarter ending June 30, 2002,  covered
by  this  report,  to  a  vote  of  the  Company's  shareholders,   through  the
solicitation of proxies or otherwise.

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

10.7       [6]       Non-Exclusive Manufacturing Agreement dated December 6, 2001 (in French).

23.1       [3]       Consent of Durland & Company, CPAs, P.A.

23.2       [3]       Consent of  Mintmire & Associates  (contained  in the  opinion  filed as Exhibit
                     5.1)

99.1      *       Sarbanes-Oxley Certification by Chief Executive Officer.

99.2      *       Sarbanes-Oxley Certification by Chief Financial Officer.

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

[2] Previously filed as an exhibit to the Company's Annual Report on Form 10-KSB filed April 16, 2001.

[3] Previously filed as an exhibit to the Company's Registration Statement on Form S-8 July 13, 2001.

[4] Previously filed as an exhibit to the Company's Quarterly Report on Form 10-QSB filed August 14, 2001.

[5] Previously filed as an exhibit to the Company's Annual Report on Form 10-KSB on April 15, 2002.

[6] Previously filed as an exhibit to the Company's Quarterly Report on Form 10-QSB on May 20, 2002.

*    Filed herewith

     (b) No Reports on Form 8-K have been filed.

                                   SIGNATURES




     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                            Elva International, Inc.
                                  (Registrant)





Date:      August 19, 2002       /s/ Eric Danon
                                 -----------------------------------------
                                 Eric Danon, President, CEO & Director

                                 /s/ Serge Parienti
                                 -----------------------------------------
                                 Serge Parienti, VP and Director