Form 10QSB
period 2002-09-30
ELVA INTERNATIONAL INC
filed 2002-11-18
CIK 1103718

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the quarter ended: September 30, 2002

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

     As of September 30, 2002, there were 14,791,098 shares of voting stock of the registrant issued and outstanding.

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

Consolidated Statements of Operations and Comprehensive Income (Loss).......F-3

Consolidated Statements of Stockholders' Equity (Deficiency)................F-4

Consolidated Statements of Cash Flows.......................................F-5

Notes to Consolidated Financial Statements..................................F-6

                            Elva International, Inc.
                           Consolidated Balance Sheets

                                                                       September 30, 2002    December 31, 2001
                                                                      --------------------  --------------------
                                                                          (unaudited)
                                  ASSETS
CURRENT ASSETS
   Cash and equivalents                                               $            102,741  $             16,739
   Accounts receivable                                                              85,148                78,698
   VAT tax receivable                                                               34,442                45,800
   Inventory                                                                        72,393                64,705
                                                                      --------------------  --------------------
          Total current assets                                                     294,724               205,942
                                                                      --------------------  --------------------

PROPERTY AND EQUIPMENT
   Computers and equipment                                                         162,447               145,241

      Less accumulated depreciation                                               (104,744)              (76,388)
                                                                      --------------------  --------------------

          Net property and equipment                                                57,703                68,853
                                                                      --------------------  --------------------

OTHER ASSETS
   Deposits and other assets                                                        19,990                38,050
   Income tax credit receivable                                                    205,339               189,136
   Patent                                                                          495,859               421,782

      Less accumulated amortization                                               (107,800)              (78,364)
                                                                      --------------------  --------------------

          Net other assets                                                         613,388               570,604
                                                                      --------------------  --------------------
Total Assets                                                          $            965,815  $            845,399
                                                                      --------------------  --------------------

            LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
CURRENT LIABILITIES
   Accounts payable                                                   $            225,884  $            297,546
   Accrued expenses
      Trade                                                                              0                22,311
      Payroll and taxes                                                            130,708               205,249
      Deferred revenue                                                                   0                27,150
   Current portion of long-term debt                                                 3,006                 2,687
   Advances from shareholders                                                      162,361               169,331
   Conditional government subsidy                                                  109,441                97,819
                                                                      --------------------  --------------------

          Total current liabilities                                                631,400               822,093
                                                                      --------------------  --------------------

LONG-TERM DEBT
   Conditional government subsidy                                                  218,881               195,637
   Other long-term debt                                                                  0                 2,687
                                                                      --------------------  --------------------

          Total long-term debt                                                     218,881               198,324
                                                                      --------------------  --------------------
Total Liabilities                                                                  850,281             1,020,417
                                                                      --------------------  --------------------
Minority interest in consolidated subsidiary                                             0                     0
                                                                      --------------------  --------------------

STOCKHOLDERS' EQUITY (DEFICIENCY)
   Preferred stock, $0.0001 par value, authorized 10,000,000 shares;
      none issued and outstanding                                                        0                     0
   Common stock, $0.0001 par value, authorized 50,000,000 shares;
      14,791,093 and 9,606,222 issued and outstanding                                1,479                   961
   Additional paid-in capital                                                    5,435,798             4,662,817
   Deferred compensation                                                        (1,042,481)           (1,042,481)
   Accumulated comprehensive income (loss)                                          (2,505)               12,625
   Deficit                                                                      (4,276,757)           (3,808,940)
                                                                      --------------------  --------------------

          Total stockholders' equity (deficiency)                                  115,534              (175,018)
                                                                      --------------------  --------------------
Total Liabilities and Stockholders' Equity (Deficiency)               $            965,815  $            845,399
                                                                      ====================  ====================

     The accompanying notes are an integral part of the financial statements

                            Elva International, Inc.
      Consolidated Statements of Operations and Comprehensive Income (loss)
                                   (unaudited)



                                                               Three Months Ended              Nine Months Ended
                                                                  September 30,                  September 30,
                                                          -----------------------------  ------------------------------
                                                              2002            2001           2002             2001
                                                          -------------  --------------  -------------   --------------
REVENUES                                                  $     14,774   $      212,224  $     103,008   $      500,879
                                                          -------------  --------------  -------------   --------------

OPERATING EXPENSES
   Salaries                                                      93,805         199,061        228,893          625,308
   Advertising                                                   22,167          30,293         26,319           55,681
   Depreciation and amortization                                 12,484          13,619         37,236           40,111
   General and administrative                                   137,842         373,929        268,479          731,559
   Research and development                                           0          80,414              0          274,022
                                                          -------------  --------------  -------------   --------------

          Total operating expenses                              266,298         697,316        560,927        1,726,681
                                                          -------------  --------------  -------------   --------------

Operating Loss                                                 (251,524)       (485,092)      (457,919)      (1,225,802)
                                                          -------------  --------------  -------------   --------------

OTHER INCOME (EXPENSE)
   Interest income                                                    0              68              0            4,109
   Interest expense                                                (459)         (2,312)        (9,623)          (2,312)
   Foreign currency transaction gain (loss)                        (426)           (311)          (275)           1,936
                                                          -------------  --------------  -------------   --------------

          Total other income (expense)                             (885)         (2,555)        (9,898)           3,733

Net loss before tax credit and minority interest               (252,409)       (487,647)      (467,817)      (1,222,069)

   Foreign income tax credit                                          0               0              0                0
   Minority interest in consolidated subsidiary income (loss)         0               0              0                0
                                                          -------------  --------------  -------------   --------------

Net loss                                                       (252,409)       (487,647)      (467,817)      (1,222,069)

Other comprehensive income (loss):

   Foreign currency translation gain (loss)                     (11,515)        (22,585)       (15,130)          13,745
                                                          -------------  --------------  -------------   --------------

Comprehensive loss                                        $    (263,924) $     (510,232) $    (482,947)  $   (1,208,324)
                                                          =============  ==============  =============   ==============

Net loss per common share, basic                          $       (0.00) $       (0.08)  $       (0.04)  $        (0.20)
                                                          =============  ==============  =============   ==============

Weighted average number of shares outstanding                13,885,296       6,173,500     11,349,998        6,097,493
                                                          =============  ==============  =============   ==============












     The accompanying notes are an integral part of the financial statements

                            Elva International, Inc.
          Consolidated Statements of Stockholders' Equity (Deficiency)



                                                                                             Accum.                    Total
                                                                  Add'l.                     Comp.                  Stockholders'
                                          Number of     Common    Paid-in       Deferred     Income                    Equity
                                            Shares      Stock     Capital        Comp.       (Loss)     Deficit     (Deficiency)
                                         ------------  -------  ----------  ------------   --------  -----------   ------------
BEGINNING BALANCE,
December 31, 1998                          21,500,000  $ 2,150  $  828,401  $          0   $(52,349) $  (432,606)  $    345,596

Year ended December 31, 1999:
   Other comprehensive income (loss)                0        0           0             0     (1,176)           0         (1,176)
   Net loss                                         0        0           0             0          0     (723,712)      (723,712)
                                         ------------  -------  ----------  ------------   --------  -----------   ------------

BALANCE, December 31, 1999                 21,500,000    2,150     828,401             0    (53,525)  (1,156,318)      (379,292)

Year ended December 31, 2000:
 Conversion of debt of subsidiary
   for stock                                1,720,000      172     557,305             0          0            0        557,477
 Shares issued for cash                     3,790,000      379   1,237,500             0          0            0      1,237,879
 Shares issued to effect 2 for 1
   forward split                          l27,010,000    2,701      (2,701)            0          0            0              0
 Other comprehensive income (loss)                  0        0           0             0     25,724            0         25,724
 Net loss                                           0        0           0             0          0    1,163,846)    (1,163,846)
                                         ------------  -------  ----------  ------------   --------  -----------   ------------

BALANCE, December 31, 2000                 54,020,000    5,402   2,620,505             0    (27,801)  (2,320,164)       277,942

Year ended December 31, 2001:
 1 for 10 reverse split                   (48,618,000)  (4,862)      4,862             0          0            0              0
 Shares issued for cash                     3,293,640      329     586,354             0          0            0        586,683
 144 shares issued for services               646,500       65   1,163,635    (1,163,700)         0            0              0
 S-8 shares issued for services               135,000       14     269,986             0          0            0        270,000
 Conversion of debt of subsidiary
    for stock                                 129,082       13      17,475             0          0            0         17,488
 Deferred compensation amortization                 0        0           0       121,219          0            0        121,219
 Other comprehensive income (loss)                  0        0           0             0     40,426            0         40,426
 Net loss                                           0        0           0             0          0   (1,488,776)    (1,488,776)
                                         ------------  -------  ----------  ------------   --------  -----------   ------------

BALANCE, December 31, 2001                  9,606,222      961   4,662,817    (1,042,481)    12,625   (3,808,940)      (175,018)

Nine Months ended September 30, 2002:
   144 shares issued for services              20,000        2       3,498             0          0            0          3,500
   144 shares issued for cash               5,164,871      516     769,483             0          0            0        769,999
   Other comprehensive income (loss                 0        0           0             0    (15,130)           0        (15,130)
   Net loss                                         0        0           0             0          0     (467,817)      (467,817)
                                         ------------  -------  ----------  ------------   --------  -----------   ------------

ENDING BALANCE, September 30, 2002
(unaudited)                                14,791,093  $ 1,479  $5,435,798  $ (1,042,481)  $ (2,505) $(4,276,757)  $    115,534
                                         ============  =======  ==========  ============   ========  ===========   ============







     The accompanying notes are an integral part of the financial statements

                            Elva International, Inc.
                      Consolidated Statements of Cash Flows
                         Nine Months Ended September 30,
                                   (unaudited)

                                                                                    2002                 2001
                                                                             -------------------   -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                     $          (467,817)  $      (1,222,069)
Adjustments to reconcile net loss to net cash used by operating activities:
   Minority interest in consolidated subsidiary income                                         0                   0
   Depreciation and amortization                                                          37,236              40,111
   Common shares issued for services                                                       3,500             270,000
   Amortization of deferred compensation                                                       0             121,219
   Foreign exchange transaction (gain) loss                                                  275              (1,936)
   Amortization of government subsidy                                                          0             (16,442)
   Reserve for impairment of assets                                                            0                   0
Changes in operating assets and liabilities:
   (Increase) decrease in accounts receivable                                             96,318            (159,733)
   (Increase) decrease in inventory                                                            0                   0
   (Increase) decrease in VAT receivable                                                  (1,653)             23,363
   (Increase) decrease in deposits and other assets                                        3,225              (1,818)
   (Increase) decrease in income tax credit receivable                                         0             101,979
   Increase (decrease) in accounts payable                                               (40,059)            104,875
   Increase (decrease) accrued expense - trade                                           (29,990)            (30,233)
   Increase (decrease) salaries and payroll taxes                                        (46,776)             21,784
   Increase (decrease) in deferred revenue                                                     0                   0
                                                                             -------------------   -----------------

Net cash provided (used) by operating activities                                        (445,741)           (748,900)
                                                                             -------------------   -----------------

CASH FLOW FROM INVESTING ACTIVITIES:
   Purchase of property and equipment                                                    (27,901)            (33,574)
   Sales of property and equipment                                                             0                   0
   Increase expenditure for application patent                                           (46,814)               (671)
                                                                             -------------------   -----------------

Net cash provided (used) by investing activities                                         (74,715)            (34,245)
                                                                             -------------------   -----------------

CASH FLOW FROM FINANCING ACTIVITIES:
   Proceeds from bank overdraft                                                                0             109,251
   Repayment of bank overdraft                                                          (112,315)                  0
   Shareholder advances                                                                        0             157,912
   Shareholder advance repayments                                                        (50,751)                  0
   Receipt of conditional government subsidy                                                   0                   0
   Proceeds of long-term debt - related party                                                  0                   0
   Debt payments                                                                          (2,817)             (2,740)
   Issuance of common stock for cash                                                     769,999             200,000
                                                                             -------------------   -----------------

Net cash provided by financing activities                                                604,116             464,423
                                                                             -------------------   -----------------

Effect of exchange rates on cash                                                           2,342              25,601
                                                                             -------------------   -----------------

Net increase (decrease) in cash and equivalents                                           86,002            (293,121)

CASH and equivalents, beginning of period                                                 16,739             300,071
                                                                             -------------------   -----------------

CASH and equivalents, end of period                                          $           102,741   $           6,950
                                                                             ===================   =================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest Paid in Cash                                                        $             9,623   $           2,312
                                                                             ===================   =================

Non-Cash Financing Activities:
   Debt converted to common stock                                            $                 0   $               0
                                                                             ===================   =================

   144 common stock issued for deferred compensation                         $                 0   $       1,163,700
                                                                             ===================   =================

     The accompanying notes are an integral part of the financial statements

                            Elva International, Inc.
                   Notes to Consolidated Financial Statements
                  (Information with respect to the nine months
                ended September 30, 2002 and 2001 is unaudited)


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

     e) Property and equipment All property and equipment are recorded at cost and depreciated over their estimated useful lives, using the straight-line method. Upon sale or retirement, the costs and related accumulated depreciation are eliminated from their respective accounts, and the resulting gain or loss is included in the results of operations. Repairs and maintenance charges which do not increase the useful lives of the assets are charged to operations as incurred. Depreciation expense was $27,472 and $40,282 for the nine months ended September 30, 2002 and 2001, respectively.

     f) Cash and equivalents The company considers investments with an initial maturity of three months or less as cash equivalents.

     g) Patents The Company acquired two French patents, Nos. 95-15735 and 96-01872, from the founders of ELVA, SA. The Company is amortizing the cost of these patents over the remaining life of the patents. Patents in France have a 20 year life. Amortization expense was $24,045 and $30,562 for the nine months ended September 30, 2002 and 2001, respectively.

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

     m) Interim financial information The financial statements for the nine months ended September 30, 2002 and 2001 are unaudited and include all adjustments which in the opinion of management are necessary for fair presentation, and such adjustments are of a normal and recurring nature. The results for the nine months are not indicative of a full year results.

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

     In March 2002, the Company issued 20,000 shares of restricted common stock to a former employee for services. These shares were valued at 50% of the then market value, or $0.175 per share, for a total value of $3,500. In May 2002, the Company sold 1,831,538 shares of restricted common stock for $270,000 in cash, or $0.147 per share. In July 2002, the Company sold 3,333,333 shares of restricted common stock for $500,000 in cash, or $0.15 per share.

(3) Income Taxes Deferred income taxes (benefits) are provided for certain income and expenses which are recognized in different periods for tax and financial reporting purposes. The Company had net operating loss carry-forwards for income tax purposes of approximately $4,277,000, which expire $68,000 on December 31, 2011, $132,000 on December 31, 2117, $232,000 on
     December 31, 2118,  $724,000 on December 31, 2119,  $1,164,000  on December
     31,  2020,  $1,488,800  on December  31, 2021 and  $467,800 on December 31,
     2022.

     The amount recorded as deferred tax asset, cumulative as of September 30, 2002 and 2001 is approximately $1,711,000 and $1,309,000, respectively, which represents the amount of tax benefits of the loss carry- forwards. The Company has established a valuation allowance for this deferred tax asset of $1,711,000 and $1,309,000, as the Company has no history of profitable operations.

                            Elva International, Inc.
                   Noties to Consolidated Financial Statements


(3) Income Taxes (Continued) The significant components net deferred tax asset as of September 30, 2002 are:


Net operating losses           $       1,711,000
Valuation allowance                   (1,711,000)
                               -----------------
Net deferred tax asset         $               0
                               =================

     The Company's subsidiary, ELVA, SA, applied for research and development income tax credits with the French government for the years ended December 31, 2001, 2000, 1999 and 1998. The credits are applied for on the Company's annual income tax return in mid-1999, 2000 and 2001. The amounts applied for were approximately $88,600, $104,500, $94,800, $15,300 and $94,400 for
     2001, 2000, 1999, 1998 and 1997, respectively. In the 4th quarter of 1999, 2000 and 2001, ELVA, SA was notified by the French government of the approval of the application for 1997, 1998 and 1999, respectively, and that payment by the government would occur in late 2002 and 2003. The Company sold the 1997 receivable to its bank on a non-recourse basis in exchange for cash in the amount of $94,400. It is now expected that the government will approve the 2000 and 2001 credits. They are expected to be paid $94,800 in 2002 and $88,600 in 2003. The Company expects to sell these receivables to its bank in March 2002 under the same terms and conditions as the 1997 credit. In 1996, ELVA, SA entered its technology in an annual technology competition. This competition is administered by ANVAR, a French quasi-governmental agency established to reward technology advances by French commercial enterprises. Elva received one of the awards from ANVAR for its technology. The Company believes, based on the foregoing, that is more likely than not that the Company will receive these ongoing tax credits from the French government. These credits reduce the income tax benefit of its net operating loss carry-forwards for the French subsidiary on a one-for-one basis.

(4) Going Concern As shown in the accompanying consolidated financial statements, the Company incurred net losses totaling $468,000 for the nine months ended September 30, 2002, and reflects a stockholders' equity of approximately $115,500 as of September 30, 2002. These conditions raise substantial doubt as to the ability of the Company to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon increasing sales and obtaining additional capital and financing. The Company has retained a registered broker/dealer to raise additional funds for the Company in an amount up to $12,000,000. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

(8) Patent License In 1997, the Company entered into a non-exclusive license with a US company, Atmel Corp., to license the Company's patent. The Company received an initial license fee of $100,000, and will receive an additional $50,000 fee once the 10 millionth unit is delivered by Atmel. The Company also receives a royalty per total units sold:


             Quantity                     First 1 mm             To 10 mm            To 100 mm           Over 100 mm
---------------------------            -----------------    ------------------    ---------------    ----------------
Unit price less than $0.51                    $0.02                $0.015              $0.01             $0.0005
Unit price greater than $0.50                 $0.025               $0.02               $0.015            $0.01

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

Item 2. Management's Plan of Operation

General

     In May 2002, the Company sold 1,831,538 shares of its restricted common stock to three persons for a total of $270,000. The shares were actually issued in July 2002. For such offering the Company relied upon Section 4(2) of the Securities Act of 1933, as amended (the "Act") and Rule 506 of Regulation D promulgated thereunder ("Rule 506"). No state exemption was relied upon as all purchasers reside outside the United States.

     In August 2002, the Company sold 3,333,333 shares of its restricted common stock to one investor for $500,000. In connection with the sale, in October 2002, the Company issued 100,000 shares of its restricted common stock to one person for introduction of the investor to the Company. For such issuances, the Company relied upon Section 4(2) of the Act and Rule 506. No state exemption was relied upon as both recipients reside outside the United States.

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

Results of Operations -For the Three and Nine Months Ending September 30, 2002 and September 30, 2001

Financial Condition, Capital Resources and Liquidity

     For the third quarter ended September 30, 2002 and 2001 the Company recorded revenues of $14,800 and $212,200, respectively. For the nine months ended September 30, 2002 and 2001, the Company recorded revenues of $103,000 and $500,900, respectively.

     For the third quarter ended September 30, 2002 and 2001 the Company had salary expenses of $93,800 and $199,100, respectively. For the nine months ended September 30, 2002 and 2001, the Company had salary expenses of $228,900 and $625,300, respectively.

     For the third quarter ended September 30, 2002 and 2001, the Company had on a consolidated unaudited basis general and administrative expenses of $137,800 and $373,900, respectively. For the nine months ended September 30, 2002 and 2001, the Company had on a consolidated unaudited basis general and administrative expenses of $268,500 and $731,600, respectively.

     For the third quarter ended September 30, 2002 and 2001, the Company had on a consolidated unaudited basis total operating expenses of $266,300 and $697,300, respectively. For the nine months ended September 30, 2002 and 2001, the Company had on a consolidated unaudited basis total operating expenses of $560,900 and $1,726,700.

Net Losses

     For the third quarter ended September 30, 2002 and 2001, the Company reported a net loss from operations excluding foreign currency translation of $252,400 and $487,600, respectively. For the nine months ended September 30, 2002 and 2001, the Company reported a net loss from operations excluding foreign currency translation of $467,800 and $1,222,100, respectively.

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

Employees

     At September 30, 2002, the Company had a total of 13 employees, of which 4 were employed in sales and marketing, 7 were employed in product development and 2 were employed in administration and finance. Our future performance depends in significant part upon the continued service of our key technical and management personnel, and our continuing ability to attract and retain highly qualified and motivated personnel in all areas of our operations. Competition for such personnel is intense. We provide no assurance that we can retain key managerial and technical employees or that we can attract, assimilate or retain other highly qualified personnel in the future. Our employees are not represented by a labor union. We have not experienced any work stoppages and consider our employee relations to be good.

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

         None

Item 3. Defaults in Senior Securities

         None

Item 4. Submission of Matters to a Vote of Security Holders.

         No matter was submitted, during the quarter ending September 30, 2002, covered by this report, to a vote of the Company's shareholders, through the solicitation of proxies or otherwise.

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



                            Elva International, Inc.
                                  (Registrant)



Date:    November 14, 2002       /s/ Eric Danon
                                 --------------------------------------
                                 Eric Danon, President, CEO & Director

                                 /s/ Serge Parienti
                                 --------------------------------------
                                 Serge Parienti, VP and Director

                                 /s/ Patrick Misko
                                 --------------------------------------
                                 Patrick Misko, VP and Director

                                 CERTIFICATIONS

     I, Eric Danon, certify that:

     1.  I  have  reviewed  this  quarterly   report  on  Form  10-QSB  of  Elva
International, Inc.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

Date: November 14, 2002

/s/ Eric Danon
-----------------------------------------------
Eric Danon
Chief Executive Officer (or equivalent thereof)



     I, Eric Danon, certify that:

     1.  I  have  reviewed  this  quarterly   report  on  Form  10-QSB  of  Elva
International, Inc.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

Date: November 14, 2002


/s/ Eric Danon
-----------------------------------------------
Eric Danon
Chief Financial Officer (or equivalent thereof)