Form 10KSB
period 2002-12-31
ELVA INTERNATIONAL INC
filed 2003-04-15
CIK 1103718

Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-KSB

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

[_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to ________________

Commission file no.: 000-29201

                            Elva International, Inc.
                  --------------------------------------------
                 (Name of small business issuer in its charter)

           Florida                                         65-0790761
---------------------------------------           ------------------------------
(State or other jurisdiction of                   (I.R.S. Employer
incorporation or organization)                               Identification No.)

222 Lakeview Avenue, PMB 160-415
West Palm Beach, FL                                           33401
---------------------------------------           ------------------------------
(Address of principal executive offices)                    (Zip Code)

Registrant's telephone number: (925) 831-0504

                                       N/A
                       ---------------------------------
                       (Former name or former address, if
                           changes since last report)

Securities registered under Section 12(b) of the Exchange Act:

                                                    Name of each exchange on
  Title of each class                                     which registered
      None
-----------------------------                      -----------------------------

Securities registered under Section 12(g) of the Exchange Act:

                         Common Stock, $0.0001 par value
                            ------------------------
                                (Title of class)

Copies of Communications Sent to:

                                Mintmire & Associates
                                265 Sunrise Avenue, Suite 204
                                Palm Beach, FL 33480
                                Tel: (561) 832-5696 - Fax: (561) 659-5371

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.     Yes [X] No [_]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10- KSB or any amendment to this Form 10-KSB. [X]

The Registrant's revenue for the fiscal year ended December 31, 2002: $329,389.

The aggregate market value of the voting and non-voting common equity held by non-affiliates (computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity) as of December 31, 2002 was $1,570,776.40.

There were 15,707,764 shares of the registrant's common stock outstanding as of December 31, 2002.

DOCUMENTS INCORPORATED BY REFERENCE: None

Transitional Small Business Disclosure Format: Yes [_] No [X]

                            SUMMARY TABLE OF CONTENTS

PART I.........................................................................4

Item 1.    Description of Business.............................................4

Item 2.    Description of Property............................................20

Item 3.    Legal Proceedings..................................................21

Item 4.    Submission of Matters to a Vote of Security Holders................22

PART II.......................................................................22

Item 5.    Market Price of and Dividends on the Registrant's Common
           Equity and Other Shareholder Matters...............................22

Item 6.    Management's Discussion and Analysis or Plan of Operation..........23

Item 7.    Financial Statements..............................................F-1

Item 8.    Changes in and Disagreements with Accountants......................27

PART III......................................................................27

Item 9.    Directors, Executive Officers, Promoters and Control Persons.......27

Item 10.   Executive Compensation.............................................28

Item 11.   Security Ownership of Certain Beneficial Owners and Management.....29

Item 12.   Certain Relationships and Related Transactions.....................31

Item 13.   Index to Exhibits..................................................31

SIGNATURES....................................................................32

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

Item 1. Description of Business

(a)      Development

Elva International, Inc. f/k/a Elva, Inc. (the "Company" or "ELVA") was organized as a Florida corporation on August 15, 1997. The original purpose of the Company was to develop and apply new and profitable applications of computer technology in the general marketplace. Introduction to a French company's unique application of such technology resulted in the entry into a Voluntary Share Exchange Agreement between the Company and the shareholders of the French company ELVA, S.A.("ELVA, SA"). Recognizing that ELVA, SA had valuable technology and computer software designing assets, the Company's management renamed the Company ELVA, INC. The United States Company's executive offices are presently located at 222 Lakeview Ave., PMB 160-415,West Palm Beach, FL 33401 and its telephone number is (925) 831-0504. Its European subsidiary's office is Elva S.A located at 74,av Edouard Vaillant, 92100 Boulogne, France, telephone number: 33-(0)1-41-31-66-77.

The Company relied upon Section 4(2) of the Securities Act of 1933, as amended (the "Act") and Rule 506 of Regulation D promulgated thereunder ("Rule 506") for recent issuance of its unregistered securities. In each instance, such reliance was based upon the fact that (i) the issuance of the shares did not involve a public offering, (ii) there were no more than thirty-five (35) investors (excluding "accredited investors"), (iii) each investor who was not an accredited investor either alone or with his purchaser representative(s) has such knowledge and experience in financial and business matters that he is capable of evaluating the merits and risks of the prospective investment, or the issuer reasonably believes immediately prior to making any sale that such purchaser comes within this description, (iv) the offers and sales were made in compliance with Rules 501 and 502, (v) the securities were subject to Rule 144 limitations on resale and (vi) each of the parties was a sophisticated purchaser and had full access to the information on the Company necessary to make an informed investment decision by virtue of the due diligence conducted by the purchaser or available to the purchaser prior to the transaction (the "506 Exemption").

In February 2002, the Company's Board of Directors approved issuance of 20,000 shares of its restricted common stock to Robert C. Pierre. Mr. Pierre had asserted a claim for breach of an oral employment agreement. The Company settled any such claim for the 20,000 shares issued to Mr. Pierre. The shares were actually issued in March 2002. These shares were valued at 50% of the then market value, or $0.175 per share, for a total value of $3,500. See Part I, Item
1.  "Legal  Proceedings."

In March 2002, Serge Parienti resigned as the Company's President and Chief Executive Officer. He was subsequently appointed Vice-President. He remained a member of the Company's Board of Directors. Also in March 2002, Eric Danon was appointed President and Chief Executive Officer by the Company's Board of
Directors and was also appointed to the Board of Directors to fill a vacancy until the next meeting of the shareholders in which Directors were elected. See
Part I, Item 1. "Description of Business - (b) Business of Registrant - Employees and Consultants."

In May 2002, the Company sold 1,831,538 shares of restricted common stock for $270,000 in cash, or $0.147 per share. In July 2002, the Company sold 3,333,333 shares of restricted common stock for $500,000 in cash, or $0.15 per share. In November 2002, the Company sold 666,666 shares of restricted common stock in exchange for $200,000 in cash, or $0.30 per share. In December 2002, the Company sold 150,000 shares of restricted common stock in exchange for $75,000 in cash, or $0.50 per share. In January and February 2003, the Company sold 1,000,000 shares of restricted common stock in exchange for $300,000 in cash, or $0.30 per share. The November, December, January and February transactions were all effected by the same purchaser.

In September 2002, the Company issued 100,000 shares of restricted common stock for services, valued at $0.15 per share.

In March 2003, the Company agreed to issue 2,650,000 shares of restricted common stock to settle an accrued liability of $265,000.

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

VocaliD(R) is a new technology that marries the security of the smart card technology with telecommunications simple and basic feature: sound. Any country can use the Company's VocaliD(R) smart card since a simple telephone or multimedia computer is enough to make it work. From this point forward, the Company's VocaliD(R) smart card will no longer require smart card readers for secure online process related to access and transactions.

The Company's VocaliD(R) first prototype was awarded the " best new technology of the year" during the "Cartes 98" exhibition which is acknowledged by the industry as the most important smart card exhibition worldwide. After four years of research and development, including the setting of industrial processes, the Company's VocaliD(R) is entering mass production. The Company's goal is to make its VocaliD technology an International standard in the area of secure transactions mainly including e-banking, e-commerce and e-government issues.

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

Therefore, the Company believes it is strongly positioned in the banking and e-commerce sectors thanks to VocaliD's acoustic interface since the card matches with current magnetic stripe-based infrastructures and future chip card standard applications.

Beginning this year, VocaliD(R) smart card should allow the Company to provide a wide range of applications using smart card readers for face to face transactions in addition to its acoustic interface features that require no card readers for e-commerce related transactions. This technological evolution is strategic for it will lead to the deployment of VocaliD(R) smart cards in every country, whether they have magnetic stripe or chip readers.

Vocalid(R), the online Smart Card

A Vocalid(R) smart card is a credit card-sized plastic card in which an integrated circuit, containing a specific chip is embedded. The authentication data on the card can be read via the emission of a secure audio sequence generated by vibration of the card itself or of an external acoustic module. From now on, VocaliD innovative acoustic interface exists under two concepts:

Vocalid 1: The first one consists in integrating acoustic components within the card itself. Then the card is all that is required in order to ensure online security with any communication device. Although this solution represents a technological breakthrough in terms of online applications, it is not yet compliant with all banking requirements for offline payment. The heart of the matter is the availability of some specific components. This first kind of VocaliD card will be temporarily issued as the "online only" acoustic smart card.

Vocalid 2: The second one consists in placing the acoustic components within an external tiny device. At each online transaction, the card will be inserted in this very little box in order to send the authentication sound sequence. The chip on the card is the same as in the first concept. The external acoustic device is not a chip card reader, it is a specific and low cost acoustic device that can only be activated by insertion of a VocaliD card (the chip controls the whole process). Moreover it does not have to be connected. This second concept is fully compliant with banks requirements in terms of card specifications from an international point of view. It has the standard format card that meets any magnetic stripe-based payment and loyalty infrastructure requirements. Therefore, this second family of VocaliD cards will be issued as a universal acoustic smart card. Once the remote server receives the data, it authenticates the card, with the application of ELVA's software.

Once the card is authenticated, the server may ask the card holder to authenticate himself by entering his PIN. Then the service is open or the payment process completed. The above sequence is not reusable for the cryptographic part of the information is random and synchronizes only with the server.

E-commerce applications using VocaliD system do not require any information/application to be stored within the card, in the computer or in the telephone set. For transactions in the real world with a card reader, be it a magnetic stripe or a chip reader, VocaliD(R) is used as a traditional card. For online authentication, telephone sets and computer microphones are natural readers of VocaliD(R) smart card.

VocaliD online security model relies on the combination of two complementary features that perfectly meets the e-commerce requirements in terms of security:

No online transmission of fixed codes or credit card numbers: VocaliD smart cards generate pseudo random cryptograms with each use for online authentication synchronized with a remote server. The cardholder no longer enters or announces his credit card number when purchasing over the Internet or any telecommunication network. Even the cardholder does not know what are the codes the card sends.

Same level of security from everywhere, using any terminal: Transmission is possible from any telephone set or computer's microphone as the above pseudo random authentication sequences are carried by an "acoustic vehicle,". Therefore, this authentication model can be required in every situation and other modes abandoned.

The VocaliD(R)'s natural environment is characterized by six trends and three VocaliD(R) features:

Six trends

1. Increase in online exchanges (call centers, IVR, internet and telecommunication services)
2.   Convergence of e-commerce with conventional in the store purchasing
3.   Demand for secure online payment models
4. Globalization of card concepts in daily life for payment, multi service options and co-branding
5. Tremendous endeavors of smart card actors to market their products worldwide
6. Evolution of stakes and techniques in marketing, bringing about more customer relationship management issues

Three VocaliD(R) features

1.   Online multi access without card readers
2.   Security from any terminal then combining mobility with security
3.   Multi application through combined chip card based technologies

THE SMART CARD INDUSTRY

First mainly installed in pay telephones, smart cards are now being used for mobile phones, customer loyalty tracking, payment, transportation, car parking, arcade games and vending machines. Any coin-operated machine can be converted to a smart card format. Other applications include automated teller machines, point-of-sale terminals, personal computers, electronic ticketing and automatic fare collection. Theoretically, smart cards can be utilized everywhere; however, one of the main problems of traditional off line-based smart card systems is the need for specific readers, which are expensive and restrictive. Therefore, the traditional smart card model will hardly become a standard in the e-commerce sector since that model would require every telephone set and every computer to be fitted with card readers. This is where Vocalid technology can play a major role.

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

Smart Card Market Trends

The Asia / Pacific smart card market is expected to grow rapidly during the coming five years (+55% annual growth) to become by 2005 the second market, not far behind Europe; enormous volumes are expected to occur, especially in the mobile phone sector.

The North American smart card market is expected to grow more slowly, due to an already existing magnetic stripe based infrastructure and a high cost to face in case of a shift to a new infrastructure. To justify this shift, smart cards will have to integrate more than one service to make them profitable.

Figures in Million Units (source Eurosmart)

                               2001                         2005
                      --------------------------    --------------------------
                        Memory    Microprocessor      Memory    Microprocessor
                      ----------  --------------    ----------  --------------
  Banking                      0             140             0             540
  Healthcare                  20              30            40             120
  Telecom                   1150             500          1500            1250
  Transpor                    20              12           170              40
  Pay TV                       0              30             0              80
  IT (internet ID)             0              15             0             150
  Loyalty                     17              15            40              60
  Government ID                                                            150
  Other                       40              25            50              70
                      ----------  --------------    ----------  --------------
  Total                     1248             767          1800            2460

2000 Geographic breakdown of card shipments

                                2000 (Mu)
                                ---------
EMEA                             888
ASPAC                            424
South America / North America    291
                                -----
Total                           1603

VocaliD can play a major role within the following families of products Market sizes :

-    Magnetic stripe cards : more than 6 billion in 2001
-    Smart cards (see statistics attached) : 2 billion in 2001
-    4 billion in 2005 - Tokens (source : Frost & Sullivan) : 16 million in 2001
-    52 Million in 2005.

Within this 10 billion units global market (minimum), VocaliD potential market share depends on the increase in online security demand regarding the growth of online value added services market (e-commerce, e-banking, telecom, value-added contents, e-governments applications...).

A need for multi-application

There is also a clear demand from issuers for a multi-application development and operating platform allowing them to keep easier control on their applications. As far as contactless smart cards are concerned, IDC considers there will be more and more multi-application cards and are likely to take place in new markets (USA, Asia), where no existing contact infrastructure is in place.

The manufacturing cost of a traditional smart card varies from less than $1 to approximately $10 depending on the amount of information the card holds and the complexity of the microchip or its operating system. Similarly, the cost of a reader device can vary from $50 to $1,000, depending on the complexity and functionality of the terminal.

Though VocaliD is a smart card system, the true market size to be considered for this technology must mainly be based on the number of people purchasing or using online value added services with telephones and computers. This is compared with the traditional smart card market size always restricted by the deployment of smart card readers.

VocaliD(R) is the fourth step in plastic card technology.

Company analysis of the foregoing data indicates that VocaliD(R) smart card technology represents the next step in the evolution of credit/debit/loyalty instruments and related products and services. VocaliD(R) Smart card systems differ from other ID and payment mechanisms in their ability to set up secure online authentication models without requiring specific card readers. Moreover, the philosophy of the system is the following: "let the remote server carry out the processing part." The card supplies the mobility and a part of the security of the system while the server supplies the other part of the latter and online applications. The sophisticated encryption algorithms and other security mechanisms that the chip employs provide secure information protection. This philosophy matches with any remote transaction system that requires security from anywhere the user stands.

Historically, magnetic stripe cards, which represent the first technological step, were followed by chip cards, both of them working in contact with the reader. A new family of chip cards is contactless smart cards which are the third technological step. Those are slowly emerging in specific fields like transportation where the card does not need to be in contact with the reader although the reader is still required.

There are two main differences between magnetic stripe cards and chip cards: The first type is not very secure (criminals duplicate information from the magnetic stripe of a credit or debit card and use such clones for their own benefit) and work on-line. The second type is secure but mostly works off-line. What they have in common is that they both require specific card readers; therefore, they cannot be used anytime or anywhere (at home for example).

The next step in plastic card evolution is VICI (Vibrating Iso Card Interface) technology providing secure online transactions features with an ISO card without card readers. The latter is a chip card technology that combines acoustic, magnetic stripe and chip card features. These combined features are patented by ELVA and VocaliD(R) is the first and still the only VICI-based chip card in the world.

That is the solution for reliable, fast and convenient security for any transaction anytime and anywhere. The Company believes that VocaliD(R) is already positioned as a standard in several aspects: it utilizes the ISO 7816 standard; its manufacturing is based on existing smart card processes and available equipment; and its marketing medium is already widely used and accepted by the general public as well as user friendly.

As a result of the Company's authentication protocol, VocaliD(R) enables higher value online services over the internet.

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

The Company believes its technology will open up new opportunities with regard to the way people interact with financial institutions, healthcare providers, retailers, governments and others by enabling an individual to exchange information and payment through the smart card VocaliD(R) microchip technology.

COMPETITIVE ADVANTAGES

The Company believes its exclusive acoustic interface to be unique in terms of its ability to be universal read. When traditional smart card requires specific card readers, VocaliD(R) requires none. Therefore, VocaliD brings about an advantage in the worldwide race for smart card deployment in the e-banking, e-commerce and e-government sectors.

Other  acoustic  authentication  devices  exist,  but none of them are ISO smart cards; their manufacturing process is not standardized while VocaliD manufacturing is based on the smart card process with standard industrial equipment. Moreover, other acoustic authentication devices cannot be used in chip readers unless two chips are embedded. The Company believes that its VocaliD(R) allows for the merging of e-transactions with the real world in terms of secure authentication, payment and global marketing while being cost effective, widely available and usable at the same time.

The Company adheres to a stringent set of standards. These standards include (i) compatibility with other operating systems: our engineers design our software products to be compatible with all major operating systems for the various system architectures. The Company believes that the compatibility of our products is key to market acceptance and will provide a distinct advantage; (ii) market driven enhancements and product offerings: our product design and architecture provide flexibility and adaptability to emerging technologies; and
(iii) support for industry standards: our engineers follow strict adherence to industry standards as promulgated by the International Standards Organization. We also follow different operating systems standards and recommended configurations when developing our products for those operating systems.

BUSINESS STRATEGY

The Company has two objectives that will be achieved in two phases:

To develop VocaliD(R) until the technology reaches international leadership and becomes a leading provider of smart card solutions across a wide range of applications in the field of secure transactions,

To Enlarge the Company's expertise and position in the security sector with new technologies and products mainly meant for Internet and Telecommunications.

Phase 1: 2001 / 2004: Launching and positioning VocaliD technology
-------------------------------------------------------
Introduction of VocaliD smart card on its market : Sales and marketing strategy:

           North America, Europe. Asia has been temporarily abandoned

Segmentation

Banking / e-banking / Payment cards
Retail (Clicks and Mortars) / Payment and loyalty
Telecommunications (Phone cards, Access cards for voice services and call centers) Dot coms (Internet Service Providers, e-commerce web sites, portals and e-market places) Cities and government for transportation, identity, driving license

Sales Strategy

Setting up of a distribution network made up of value added resellers, system integrators, software firms.

Direct marketing targeting end users like banks, retailers, telcos, Internet actors, governments.

Communication

PR
Web Site Internet / online advertising campaigns
Direct Marketing
Exhibitions
Technical issues

VocaliD demo and business platforms through strategic partnerships relying on ELVA's official European project: Iproved.

Continuous enhancement of VocaliD technology

The design of a new chip and development of a related software have been postponed. A new R&D strategy will be set up by the end of 2003

Improvement of VocaliD smart card manufacturing process in order to increase volumes and productivity

Phase 2 : From late 2004 early 2005 : Towards VocaliD standardization and enhancement of the Company's project
--------------------------------------------------------------------------------
Making VocaliD an International standard

Segmentation

Same as phase 1 plus Healthcare, Intranet and Extranet related to security, theaters, festivals and so on.

Sales and industry

Expansion of the VocaliD International distribution network

Phasing  in  a  licensing  policy  meant  to  enlarge  the  VocaliD   industrial
infrastructure, thus providing multi sourcing while enhancing the Company's revenue model.

VocaliD related specific expertise (VocaliD design center) : Special endeavors for banking, retail, healthcare, transportation and other strategic clients' demand.

Development of specific VocaliD-based multi application software

Design of new chips for multi application smart cards.

Expansion of ELVA's territory

Integration of new security and software skills, products and services through acquisitions

Conception   and   development   of  new   technologies   in  the  Internet  and
telecommunication related security, identification / authentication area. These technologies may be based on smart card systems or not.

Other Strategic Business Issues

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

Marketing

The Company believes that if it is able to attain recognition as a smart card standard in such large markets as e-banking, e-commerce, e-government, retail and telecommunications, VocaliD(R) volumes may reach hundreds of millions of cards within the next four years. However, there is no assurance that the Company will be able to attain industry standard recognition. VocaliD's ability to combine acoustic features with traditional chip-based contact applications will however ensure the Company a significant market share in the industry.

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

Marketing campaigns targeting end users like banks, retailers and Internet firms have been postponed till this year due to a lack of funding. Nevertheless, the partnership program aimed at cooperation with system integrators has been launched through the "I-Proved" project, consisting in the setting up of a 100% VocaliD-based transactional platform, opened to service providers. In addition to the "I-Proved" platform, pilot tests in cooperation with end users and system integrators are currently beginning. The first version of the online smart card as an industrial product is anticipated to be tested by several market leaders before the end of the year.

CURRENT AND FUTURE MARKETS FOR VocaliD(R)

Considering basic functions of its technology, the Company believes the following industries are best suited for VocaliD(R) smart card technology

Firstly our marketing efforts will be limited to the following market segments:

o Banking including "in the store" and "e"-payment, e-banking, e-trading. The banking sector is the second largest market for smart cards, after mobile phone;. In addition to that, some rules of interoperability have been jointly defined by Europay, MasterCard and Visa (EMV standards) to accelerate the move of debit and credit cards from magnetic stripe to chip technology, worldwide.

For this reason, VocaliD chip strategy will be based on both acoustic and EMV specifications in order to become a full standard payment card, including countries using chip cards for face to face transactions based on EMV requirements.

o Retail industry including private payment and loyalty in the store and online

Retailers have been made acutely aware of the value of their contact with the consumer. The key to repeat business is to accurately identify, and then satisfy, customer needs. Smart cards are capable of enabling retailers to track customer behavior and base marketing decisions mined from this valuable information. This technology can also reduce the risk of fraud, improve inventory management and offer the customer convenience and better service. Moreover, major retailers have extended the number of access points to their products and services (phones, computers, webphones...). They now need a way to keep secure contact with their customers anytime, anywhere and whatever access device may be used.

VocaliD technology allows convergence between in the store and online transactions by providing a single card with both "contact" (magnetic stripe or chip) and acoustic / online capabilities. To sum up, with VocaliD(R), affinity programs can be highly improved by the combination of e-commerce, exchanges by phone and traditional purchasing within a unique secure environment.

o    e-commerce applications including access to value added information

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

o    Cities and governments for transportation, ID, entertainment applications.

The traditional smart card approach concerning multi-application cards consists in developing more and more sophisticated chips, with enlarged memory and processing capacity. But many questions remain unsolved, among which: how can we make upgrades / removals / extensions of the applications accessible to every citizen (or even service provider) while remaining reasonable in terms of cost?

VocaliD philosophy mainly consists in having networks and servers resources work rather than chips: VocaliD smart card allows distant authentication and access to applications, that are stored on a remote server accessible via networks (Internet, Intranet...). Thus upgrading, adding or removing an application are centralized processes that require no change on smart cards. Once this online principle is combined with the storage of simple data and basic applications within a VocaliD chip, multi-application features become nearly unlimited. This will allow one to combine, for example healthcare related payment with secure access to medical files from any phone or computer, transportation and entertainment related ticketing with ID devices such as driver license. Many things are possible for we can separate information and applications that must be used with card readers (and will be stored within the chip) from those who will be used online from computers and phones (and will be stored on remote servers).

The Company believes that in the near future the healthcare industry, with its millions of participants, voluminous, individualized information and payment requirements can benefit significantly from VocaliD smart card technology. In an emergency situation, a quick assessment of vital information such as allergies, prescriptions and immunizations is critical for effective healthcare delivery. Secure access with a simple telephone could be required. Additionally, patient cards can be used to improve and streamline administrative and billing procedures as well as insurance reimbursement.

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

VocaliD market segmentation

BASIC FUNCTIONS    TRANSVERSAL STRATEGIC FUNCTIONS    Market segmentation
-----------------  ---------------------------------- ---------------------------------------
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

                                                      Retail
                                                      *     Private payment
                                                      *     Access control / Loyalty


                                                      Multi-application / Citizen related
                                                      *     Healthcare
                                                      *     Cities and governments

-----------------  ---------------------------------- ---------------------------------------


               LICENSE AGREEMENTS AND INTELLECTUAL PROPERTY RIGHTS

We regard our technology as proprietary and accept to license our products (hardware and software) generally under written license agreements executed by licensees. We have registered several patents and some patent applications are pending.

Patents : ELVA holds 6 French patents, 2 US patents, 2 European patents, and has 3 patents applications (duration : from the date of registration, 20 years) :

France and Europe:# 2 743 172 (France on 1995, December 29th), #0 870 279 (Europe on 2001, July 25th) for "dispositif portatif d'acces a au moins un service dispense par un serveur", or "portable device for access to at least one service provided by a server Foreign patent applications".

France and USA: #96 01872 (France on 1996, February 15th), #6,393,567 (USA on May 21, 2002)for "procede pour faire autoriser par un serveur l'acces a un service a partir de dispositifs portatifs a microcircuits electroniques de type carte a memoire par exemple", or "a method for enabling a server to authorize access to a service from portable devices having electronic microcircuits, E.G devices of the smart card type":

Foreign patent applications pending:

Canada : #2,246,301                 (08/12/98)
Europe : #97905199 2                (02/13/97)
Japan : #529050/97                  (08/13/98)

France, USA and Europe: # 2 766 288 (France on 1997, July 15th) #6,421,431 (USA on July 16, 2002), #0 996 929 (Europe on 2002, December 4th) for "procede et systeme de transmission sous forme vocale d'une sequence de donnees binaires a partir d'un transducteur piezoelectrique", or "method and system for voice transmission of a binary data sequence from a piezoelectric transducer".

Foreign patent applications pending:

Canada : #2,297,259                 (01/11/00)
Japan : #503509/2000                (01/17/00)

France and Canada: # 97 013902 (France on 1997, November 5th)# #2,308038 (Canada) for procede pour emettre des signaux acoustiques a partir d'une carte a memoire ou a puce, et carte pour la mise en oeuvre du procede", or "method to emit acoustic signals from a smart card, and card to implement this method." France:# 2 770 717 (France on 1997, November 5th), for "procede pour emettre des signaux acoustiques a partir d'une carte a memoire ou a puce, et carte pour la mise en oeuvre du procede", or "method to emit acoustic signals from a smart card, and card to implement this method." Foreign patent applications pending:

Europe : #98954511 6                (04/07/00)
USA : # 09/530587                   (05/05/00)
Japan : # 2000-519539               (04/07/00)
Canada: # 2,308,038                     (04/00)
France: # 2 796 512 on 1999, July 13th for - "carte a memoire pour emettre des signaux acoustiques ", or "smart card to emit acoustic signals".

Foreign patent applications pending: PCT/FR00/01947 (07/06/00)

France: # 2 810 766 on 2000, June 23rd for " procede pour selectionner un mode de fonctionnement d'une carte a puce...", or "method to select a operating mode of the smart card..."

Foreign patent applications pending: PCT/FR01/01956 (07/21/01)

French patent application: #0110441 on August 3, 2001 for "micromodule de commande pour carte a puce et carte a puce comprenant un tel micromodule" or "micromodule for smart card and smart card including such a micromodule"

French patent application: #0110442 on August 3, 2001 for "procede de fabrication d'une carte a puce comprenant un micromodule de commande et au moins un composant interne, et carte ainsi fabriquee" or "method to manufacture a chip card including a micromodule in addition to at least an internal component and card said manufactured"

Moreover, the Company is currently widening and enhancing its industrial property asset through a new patent related to the extension of VocaliD range of products:

French patent application: #02 03206 on March 15, 2002 for"Dispositif pour transmettre des informations par des moyens acoustiques" or "device for transmission of information using acoustic means"

The Company also relies on a combination of copyright, trademark and trade secret laws to protect our products. We require employee and third-party non-disclosure and confidentiality agreements as well. Despite these precautions, it may be possible for unauthorized parties to copy certain portions of our products or reverse engineer or obtain and use information that we regard as proprietary.

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

Our competitors vary in size and in the scope and breadth of the products and services offered. We may encounter competition from a number of sources, including, Gemplus, Innovatron, Proton, Avtivecard, Oberthur Card Systems , Mondex, , Schlumberger, Siemens and DigiCash. We compete against numerous, smaller, privately-held companies like Xiring and Audiosmartcard International with fewer resources based on breadth of product features and functionality, as well as larger, publicly-held companies with greater resources and having greater product and market diversification.

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

Research and Development

The Company has temporarily reduced its investments in research and development while refining its R&D strategy Reports to Security Holders The Company will send out audited annual reports to its shareholders if required by applicable law. Until such time, the Company does not foresee sending out such reports. The Company will make certain filings with the SEC as needed, and any filings the Company makes to the SEC are available and the public may read and copy any materials the Company files with SEC at the SEC's Public Reference Room at 450 Fifth Street, N.W. Washington, D.C. 20549. The public may also obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at (http://www.sec.gov).

Item 2. Description of Property

The United States corporate headquarters of ELVA are located at 222 Lakeview Ave., PMB 160-415, West Palm Beach, FL 33480 and its telephone number is (949) 831-0504. European subsidiary's office of Elva S.A, is located at 74,av Edouard Vaillant, 92100 Boulogne, France, telephone number: 33-(0)1-41-31-66-77.

Item 3. Legal Proceedings

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. The Company is not currently a party to any legal proceedings. Nevertheless Elva S.A, the Company's subsidiary, was to satisfy Lionel Rotcage's claim in France to a French court aiming to obtain further specific information and documents related to Elva S.A. This has been fully achieved.

The Company is also awaiting a decision from a French Court regarding the reimbursement of Mr. Cedric Colnot's current account.

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

Item 4. Submission of Matters to a Vote of Security Holders

None.


                                     PART II

Item 5. Market Price of and Dividends on the Registrant's Common Equity and Other Shareholder Matters. Market Information

2003                                HIGH                 LOW
------                             --------            -----
March 31, 2003                      0.10                0.10

2002                                HIGH                 LOW
------                             --------            -----
December 31, 2002                   0.25                0.10
September 30, 2002                  0.17                0.14
June 30, 2002                       0.48                0.17
March 31, 2002                      0.75                0.27


2001                                HIGH                 LOW
-------                            -------             -----
December  31, 2001                  1.45                0.22
September 30, 2001                  4.25                1.01
June 30, 2001                       1.75                0.36
March 31, 2001                      4.64                0.88

2000                                HIGH                 LOW
-------                            -------             -----
December  31, 2000                  2.00                0.94
(* 2:1 Stock Split October 2, 2000)
September 30, 2000                  3.00                1.50
June 30, 2000                       7.50                3.00
March 31, 2000                     11.00                1.75

1999                                HIGH                 LOW
-------                            -------             -----
December  31, 1999                  4.13                3.88
September 30, 1999                   N/A                 N/A
June 30, 1999                        N/A                 N/A
March 31, 1999                       N/A                 N/A

The approximate number of holders of record of common equity is 86 as of December 31, 2002.

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

The Company has recently raised a total of USD $1,495,000 through a private placement for needed short term capital. The Company raised $270,000 at a price of $0.147 per share, $500,000 at a price of $0.15 per share, $500,000 at a price of $0.30, $75,000 at a price of $0.50, $150,000 at a price of $0.06. The Company
s Board of Directors has decreased cash burn rate and attempted to conclude important VocaliD-based contracts that should bring about mid-term significant VocaliD card sales- based revenues in key markets.

The setting up of a VocaliD-based European transactional plat-form begun in May 2002. This program began after the official support of the European Commission was confirmed and contracts were signed in March 2002. This project called "I Proved for European Platform Relying on VocaliD Engineering and Deployment was conceived and introduced by Elva in 2001 to the European Commission. Despite a favorable judgment from the European Commission in year 2001, the official launching of the project had been delayed to 2002/2003 due to financial weaknesses. The European Commission finances the platform up to an amount in $1,130,000 that is shared among all the partners of the project. The amount granted to Elva as main partner of the project is $325,000 including the financing of VocaliD smart cards.

The concept of a VocaliD smart card external activator or external acoustic module (EAM) has just recently been conceived by the Company. Therefore, the range of VocaliD products is significantly enhanced with a strong positive impact on reliability, price, functions and applications, immediate availability and market outlets.

The company s subsidiary Elva Asia Pte Ltd has ceased operations. The Company s office in Danville, California has also been closed. These decisions have been taken in order to reduce costs and to reorganize the business development conforming to a new strategy.

The manpower has been reduced to 8 people: 3 managers, 1 Sales and Marketing and 4 R&D. In addition to the person who is specifically in charge of sales, 6 other persons are strongly involved in sales and marketing operations including the 3 managers and 3 engineers as technical support.

The Company is currently achieving the restructuring phase aiming at improving its financial situation and at preparing the setting up of a new plan of operation and development:

1. Although human resources and related sales efforts are obviously limited, the Board of Directors considers that they are sufficient for the achievement of the mid-term main objective. Break even point has to be attained within the next eighteen months. For this purpose, the whole organization is now 90% sales-oriented, including technical staff. Conforming to customers requests, the latter has already enhanced VocaliD product range, achieved demonstration plat-forms, and has set up specific offers targeting governments, banks and retail industry.

2. The Company has achieved the first cycle of its technological investment program which leads to the availability of a complete range of exclusive smart card products and to a valuable technological asset.

3. Once the Company had stabilized its technological asset and product range and reliability, it significantly and temporarily slowed down pure R&D efforts conforming to structured downsizing issues and sales-oriented reorganization. This reorganization has been set up in order to obtain rapid financial stability and significant first commercial success for VocaliD technology. Therefore, the Board of Directors is now focused on the combination of three short term achievements:

* Elva S.A has to get out of debt and ensure the financing of its operations until break even point is reached. This achievement will probably require additional private placements within the next 12 months.
* In order to reach financial stability for the Corporation as soon as possible, the Board of Directors has brought down the break-even point to a low level while ensuring the Company s short term plan of operations. This has been achieved through structured downsizing and task reorganization.
* Materialize the first VocaliD early adopters and value added resellers on key market segments.

The short term plan of operation that should be achieved within the next six months is the following:

1. To finish the refinancing phase of Elva S.A including getting the French subsidiary out of debt while covering operations related to costs

2. To achieve at least two strategic contracts related to VocaliD-based  sales

3. To prepare a new R&D strategy, while continuing to develop and improve VocaliD demonstration platforms and personalized offers.

4. To prepare and issue by the end the year a new strategy for the Company including structure growth and organization, R&D program, product development plan, sales and marketing plan.

Nevertheless, the Company's global business strategy remains to develop its VocaliD(R) Smart Card system to provide consumers with versatile high quality, easy to use, personal and secure communications. The Company believes the ease of use and versatility of its online Smart Card system will differentiate itself among the array of off line smart card options and that this differentiation strategy will allow it to carve out a profitable market niche. The Company continues to seek out strategic alliances; joint venture partners and business partners with other high- technology firms in which shared resources of such could provide enhanced shareholder value. The Company plans to continually scan the environment for such partnering opportunities. Particular attention will be paid to the possibilities of developing international corporate strategic alliances, partnering with successful U.S. technology start-ups, and finding merger and acquisition candidates or counter-parties with firms operating in the U.S. and/or abroad.

Results of Operations -For the Twelve Months Ending December 31, 2002 & 2001 Financial Condition, Capital Resources and Liquidity

For the twelve months ending December 31, 2002 and 2001 the Company recorded revenues of $329,389 and $400,493 respectively. For the twelve months ending December 31, 2002 and 2001 the Company had total salary expenses of $390,513 and $259,822 respectively.

For the twelve  months  ending  December 31,  2002and 2001 the Company had, on a
consolidated  basis,  general  and  administrative   expenses  of  $317,628  and
$813,473, respectively.

For the twelve months ending December 31, 2002 and 2001, the Company had on a consolidated basis total operating expenses of $1,194,081 and $1,839,159.

Net Losses

For the twelve months ending December 31, 2002 and 2001, the Company reported a net loss from operations including currency translation of $940,249 and $1,337,906 respectively.

The ability of the Company to continue as a going concern is dependent upon its ability to obtain clients who will utilize the Company's VocaliD(R) product and whether the Company can attract an adequate number of clients. The Company believes that in order to be able to expand its initial operations in terms of sales and marketing, it could be required to establish new offices in USA and abroad, hire staff and acquire through purchase or lease computer and office equipment to maintain accurate financial accounting and client data. This issue will be part of the new strategy.

Employees

The manpower has been reduced to 8 people: 3 managers, 1 Sales and Marketing, 4 R&D. In addition to the person who is specifically in charge of sales, 6 other persons are strongly involved in sales and marketing operations including the 3 managers and 3 engineers as technical support. Our future performance depends in significant part upon the continued service of our key technical and management personnel, and our continuing ability to attract and retain highly qualified and motivated personnel in all areas of our operations. Competition for such personnel is intense. We provide no assurance that we can retain key managerial and technical employees or that we can attract, assimilate or retain other highly qualified personnel in the future. Our employees are not represented by a labor union. We have not experienced any work stoppages and consider our employee relations to be good.

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

Research and Development Plans

A new R&D strategy is being currently studied and will be issued by the end of 2003. Our main goal is to enhance the technology features in terms of personalization, security, multi application, multi platform and product costs. For that purpose, chip design-based positioning and software development related
to  resources   will  be  accurately   refined.

Investments related to the manufacturing process have stopped as VocaliD smart cards are currently manufactured by Sagem, the Company's subcontractor.

Item 7. Financial Statements

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

Consolidated Statements of Cash Flows........................................F-6

Notes to Consolidated Financial Statements...................................F-7

                          INDEPENDENT AUDITORS' REPORT



The Board of Directors and Stockholders
Elva International, Inc.
West Palm Beach, Florida

We have audited the accompanying consolidated balance sheets of Elva International, Inc., (the "Company") as of December 31, 2002 and the related consolidated statements of operations and comprehensive income (loss), stockholders' equity (deficiency) and cash flows for the year ended December 31, 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2002 and the results of their operations and their cash flows for the year ended December 31, 2002, in conformity with accounting principles generally accepted in the United States.

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


                                               /s/ Durland & Company, CPAs, P.A.
                                                   Durland & Company, CPAs, P.A.

Palm Beach, Florida
March 17, 2002

                            Elva International, Inc.
                           Consolidated Balance Sheets
                                  December 31,

                                                                            2002               2001
                                                                     ------------------ -------------------
                                   ASSETS
CURRENT ASSETS
  Cash and equivalents                                               $          133,223 $            16,739
  Accounts receivable, net of reserve of $1,887 and $0                           81,396              78,698
  VAT tax receivable                                                             31,143              45,800
   Inventory                                                                     52,978              64,705
                                                                     ------------------ -------------------
          Total current assets                                                  298,740             205,942
                                                                     ------------------ -------------------
PROPERTY AND EQUIPMENT
  Computers and equipment                                                       172,777             145,241

        Less accumulated depreciation                                          (117,263)            (76,388)
                                                                     ------------------ -------------------

          Net property and equipment                                             55,514              68,853
                                                                     ------------------ -------------------
OTHER ASSETS
  Deposits and other assets                                                       7,951              38,050
  Income tax credit receivable                                                  215,067             189,136
  Patent                                                                        543,012             421,782

        Less accumulated amortization                                          (120,046)            (78,364)
                                                                     ------------------ -------------------

          Net other assets                                                      645,984             570,604
                                                                     ------------------ -------------------
Total Assets                                                         $        1,000,238 $           845,399
                                                                     ================== ===================

             LIABILITIES AND STOCKHOLDERS' EQUITY ( DEFICIENCY)
CURRENT LIABILITIES
   Accounts payable                                                  $          201,261 $           297,546
   Accrued Expenses
       Trade                                                                     73,142              22,311
       Payroll and taxes                                                        215,293             205,249
       Deferred revenue                                                               0              27,150
   Current portion of long-term debt                                              3,197               2,687
   Advances from shareholders                                                   161,863             169,331
   Conditional government subsidy                                                95,012              97,819
                                                                     ------------------ -------------------

          Total current liabilities                                             749,768             822,093
                                                                     ------------------ -------------------

LONG-TERM DEBT
   Conditional government subsidy                                               192,638             195,637
   Other long-term debt                                                               0               2,687
                                                                     ------------------ -------------------

          Total long-term debt                                                  192,638             198,324
                                                                     ------------------ -------------------
Total Liabilities                                                               942,406           1,020,417
                                                                     ------------------ -------------------
Minority interest in consolidated subsidiary                                          0                   0
                                                                     ------------------ -------------------

STOCKHOLDERS' EQUITY (DEFICIENCY)
   Preferred stock, $0.0001 par value, authorized 10,000,000 shares;
     none issued and outstanding                                                      0                   0
   Common stock, $0.0001 par value, authorized 50,000,000 shares;
     15,757,759 and 9,606,222 issued and outstanding shares                       1,576                 961
   Additional paid-in capital                                                 4,682,376           3,602,557
   Deferred compensation                                                              0             (92,665)
   Accumulated comprehensive income (loss)                                      (29,729)             12,625
   Deficit                                                                   (4,596,391)         (3,698,496)
                                                                     --------------------------------------

          Total stockholders' equity (deficiency)                                57,832            (175,018)
                                                                     ------------------ -------------------
Total Liabilities and Stockholders' Equity (Deficiency)              $        1,000,238 $           845,399
                                                                     ================== ===================

     The accompanying notes are an integral part of the financial statements

                            Elva International, Inc.
      Consolidated Statements of Operations and Comprehensive Income (Loss)
                             Year Ended December 31,


                                                                       2002                  2001
                                                                ------------------    -------------------

REVENUES                                                        $          329,389    $           400,493
                                                                ------------------    -------------------

OPERATING EXPENSES
    Salaries                                                               390,513                259,822
    Advertising                                                             31,918                 72,007
    Depreciation and amortization                                           48,022                 53,853
    General and administrative                                             317,628                813,473
    Research and development                                               406,000                640,004
                                                                ------------------    -------------------

          Total operating expenses                                       1,194,081              1,839,159
                                                                ------------------    -------------------

 Operating Loss                                                           (864,692)            (1,438,666)
                                                                ------------------    -------------------

OTHER INCOME (EXPENSE):
    Interest income                                                              0                  4,031
    Interest expense                                                       (15,376)               (16,056)
    Foreign currency transaction gain (loss)                               (17,827)                (3,334)
    Gain (loss) on sale of property and equipment                                0                   (765)
    Reserve for impairment of assets                                             0                (12,107)
                                                                ------------------    -------------------

          Total other income (expense)                                     (33,203)               (28,231)
                                                                ------------------    -------------------

Net loss before tax credit and minority interest                          (897,895)            (1,466,897)

    Foreign income tax credit                                                    0                 88,565
    Minority interest in consolidated subsidiary income (loss)                   0                      0
                                                                ------------------    -------------------

Net loss                                                                  (897,895)            (1,378,332)

Other comprehensive income (loss):
    Foreign currency translation gain (loss)                               (42,354)                40,426
                                                                ------------------    -------------------

Comprehensive loss                                              $         (940,249)   $        (1,337,906)
                                                                ==================    ===================

Net loss per common share                                       $            (0.07)   $             (0.21)
                                                                ==================    ===================

Weighted average number of common shares outstanding                    12,319,885              6,637,532
                                                                ==================    ===================














     The accompanying notes are an integral part of the financial statements

                            Elva International, Inc.
          Consolidated Statements of Stockholders' Equity (Deficiency)



                                                                                             Accum.                     Total
                                                                      Add'l.                  Comp.                  Stockholders'
                                             Number of   Common    Paid-in    Deferred       Income                    Equity
                                               Shares     Stock     Capital      Comp.        (Loss)     Deficit     (Deficiency)
                                           -----------  -------  ----------  ----------  ----------  -----------   -------------
BEGINNING BALANCE,
December 31, 1998                           21,500,000  $ 2,150  $  828,401  $        0  $  (52,349) $  (432,606)  $     345,596

Year ended December 31, 1999:
 Other comprehensive income (loss)                   0        0           0           0      (1,176)           0          (1,176)
 Net loss                                            0        0           0           0           0     (723,712)       (723,712)
                                           -----------  -------  ----------  ----------  ----------  -----------   -------------

BALANCE, December 31, 1999                  21,500,000    2,150     828,401           0     (53,525)  (1,156,318)       (379,292)

Year ended December 31, 2000:
 Conversion of debt of subsidiary for stock  1,720,000      172     557,305           0           0            0         557,477
 Shares issued for cash                      3,790,000      379   1,237,500           0           0            0       1,237,879
 Shares issued to effect 2 for 1 forward
   split                                   l27,010,000    2,701      (2,701)          0           0            0               0
 Other comprehensive income (loss)                   0        0           0           0      25,724            0          25,724
 Net loss                                            0        0           0           0           0   (1,163,846)     (1,163,846)
                                           -----------  -------  ----------  ----------  ----------  -----------   -------------

BALANCE, December 31, 2000                  54,020,000    5,402   2,620,505           0     (27,801)  (2,320,164)        277,942

Year ended December 31, 2001:
 1 for 10 reverse split                    (48,618,000)  (4,862)      4,862           0           0            0               0
 Shares issued for cash                      3,293,640      329     586,354           0           0            0         586,683
 144 shares issued for services                646,500       65     103,375    (103,440)          0            0               0
 S-8 shares issued for services                135,000       14     269,986           0           0            0         270,000
 Conversion of debt of subsidiary for stock    129,082       13      17,475           0           0            0          17,488
 Deferred compensation amortization                  0        0           0      10,775           0            0         121,219
 Other comprehensive income (loss)                   0        0           0           0      40,426            0          40,426
 Net loss                                            0        0           0           0           0   (1,378,332)     (1,378,332)
                                           -----------  -------  ----------  ----------  ----------  -----------   -------------

BALANCE, December 31, 2001                   9,606,222      961   3,602,557     (92,665)     12,625   (3,698,496)       (175,018)

Year ended December 31, 2002:
 144 shares issued for services                120,000       12      10,488           0           0            0          10,500
 144 shares issued for cash                  6,031,537      603   1,069,331           0           0            0       1,069,934
 Deferred compensation amortization                  0        0           0      92,665           0            0          92,665
 Other comprehensive income (loss)                   0        0           0           0     (42,354)           0         (42,354)
 Net loss                                            0        0           0           0           0     (897,895)       (897,895)
                                           -----------  -------  ----------  ----------  ----------  -----------   -------------

ENDING BALANCE, December 31, 2002           15,757,759  $ 1,576  $4,682,376  $        0  $  (29,729) $(4,596,391)  $      57,832
                                           ===========  =======  ==========  ==========  ==========  ===========   =============









     The accompanying notes are an integral part of the financial statements

                            Elva International, Inc.
                      Consolidated Statements of Cash Flows
                             Year Ended December 31,


                                                                                       2002                 2001
                                                                                ------------------    -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                        $         (897,895)   $      (1,378,332)
Adjustments to reconcile net loss to net cash used by operating activities:
     Minority interest in consolidated subsidiary income                                         0                    0
     Depreciation and amortization                                                          48,022               53,853
     Common stock issued for services                                                       10,500              270,000
     Amortization of deferred compensation                                                  92,665               10,775
     Foreign exchange transaction gain (loss)                                               17,827                3,334
     Amortization of government subsidy                                                    (41,664)             (14,712)
     Reserve for impairment of assets                                                            0               12,107
Changes in operating assets and liabilities:
     (Increase) decrease in accounts receivable                                              8,568              (66,318)
     (Increase) decrease in inventory                                                       21,555              (77,807)
     (Increase) decrease in VAT receivable                                                  20,961                6,386
     (Increase) decrease in deposits and other assets                                       37,459              (19,043)
     (Increase) decrease in income tax credit receivable                                     8,792               88,565
     Increase (decrease) in accounts payable                                              (132,939)             161,345
     Increase (decrease) accrued expense - trade                                            45,309              (36,656)
     Increase (decrease) salaries and payroll and taxes                                    (31,607)              64,775
     Increase (decrease) in deferred revenue                                               (28,568)              27,162
                                                                                ------------------    -----------------

Net cash  provided (used) by operating activities                                         (821,015)            (894,566)
                                                                                ------------------    -----------------

CASH FLOW FROM INVESTING ACTIVITIES:
     Purchase of property and equipment                                                     (3,415)             (56,013)
     Sales of property and equipment                                                             0                  112
     Increase expenditure application patent                                               (36,891)             (24,258)
                                                                                ------------------    -----------------

Net cash provided (used) by investing activities                                           (40,306)             (80,159)
                                                                                ------------------    -----------------

CASH FLOW FROM FINANCING ACTIVITIES:
     Proceeds from bank overdraft                                                                0                    0
     Repayment of bank overdraft                                                            (9,681)                   0
     Shareholder advances                                                                        0              161,154
     Shareholder advance repayments                                                        (35,594)             (59,201)
     Receipt of conditional government subsidy                                                   0                    0
     Proceeds of  long term debt - related party                                                 0                    0
     Debt payments                                                                          (2,869)              (2,728)
     Issuance of common stock for cash                                                   1,070,000              586,683
                                                                                ------------------    -----------------

Net cash provided by financing activities                                                1,031,537              685,908
                                                                                ------------------    -----------------

Effect of exchange rates on cash                                                           (53,732)               5,485
                                                                                ------------------    -----------------

Net increase (decrease) in cash and equivalents                                            116,484             (283,332)

CASH and equivalents, beginning of period                                                   16,739              300,071
                                                                                ------------------    -----------------

CASH and equivalents, end of period                                             $          133,223    $          16,739
                                                                                ==================    =================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid in cash                                                           $           15,376    $          16,056
                                                                                ==================    =================

Non-Cash Financing Activities:
  Debt converted to common stock                                                $                0    $          17,488
                                                                                ==================    =================
  144 common stock issued for deferred compensation                             $                0    $       1,163,700
                                                                                ==================    =================


     The accompanying notes are an integral part of the financial statements

                            Elva International, Inc.
                   Notes to Consolidated Financial Statements


(1)  Summary of Significant Accounting Principles
     The Company Elva International, Inc., (the "Company"), is a Florida chartered corporation which conducts business from its offices in West Palm Beach, Florida and Paris, France. The Company was incorporated on August 15, 1997 as Computer Research Technologies, Inc., and changed its name to Elva, Inc. on January 25, 1999 and to Elva International, Inc. on February 23, 2001. Prior to the acquisition of ELVA, SA, the Company was principally seeking financing to allow it to begin its planned operations. The Company is principally involved in the smart card technology industry through its French subsidiary, ELVA, SA. In November 2000, the Company formed a wholly owned subsidiary, Elva Asia, PTE, Ltd. under the laws of Singapore, and closed this entity in 2002. The following summarize the more significant accounting and reporting policies and practices of the Company:

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

     e) Property and equipment All property and equipment are recorded at cost and depreciated over their estimated useful lives, using the straight-line method. Upon sale or retirement, the costs and related accumulated depreciation are eliminated from their respective accounts, and the resulting gain or loss is included in the results of operations. Repairs and maintenance charges which do not increase the useful lives of the assets are charged to operations as incurred. Depreciation expense was $24,402 and $27,472 for the years ended December 31, 2002 and 2001, respectively.

     f) Cash and equivalents The company considers investments with an initial maturity of three months or less as cash equivalents.

     g) Patents The Company acquired two French patents, Nos. 95-15735 and 96-01872, from the founders of ELVA, SA. The Company is amortizing the cost of these patents over the remaining life of the patents. Patents in France have a 20 year life. Amortization expense was $23,620 and $24,045 for the years ended December 31, 2002 and 2001, respectively.

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

     i) Foreign currency transaction and translation gains (losses) The principal operating entity of the Company is its subsidiary, ELVA,SA, which is located in France. The functional currency of ELVA, SA, as well as on a consolidated basis, is the Euro. ELVA, SA has only one customer which is located in the US. ELVA, SA bills this customer in Euros and is paid US Dollars, (USD). ELVA, SA records a transaction gain or loss at the time of receipt of payment consisting of the difference between the amount of Euros billed and the amount of Euros the USD payment is converted into. On a consolidated basis, the Company's reporting currency is the US Dollar. The Company translated the income statement items using the average exchange rate for the period and balance sheet items using the end of period exchange rate, except for equity items, which are translated at historical rates, in accordance with SFAS 52.

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

                            Elva International, Inc.
                   Notes to Consolidated Financial Statements


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

     In June 2001, the Company completed a 1 for 10 reverse split of its shares of common stock. 5,402,000 shares were issued and outstanding following this action. In May 2001, the Company sold 1,250,000 shares of restricted common stock to a company controlled by the new President of the Company for $200,000 in cash, or $0.16 per share.

     In June 2001, the new President of the Company was issued 646,500 restricted common shares as sole compensation for the four-year term of his employment agreement. These shares were valued at $0.16 per share, at the same price per share as those he purchased for cash, or a total of $103,440. In August 2001, the Company issued 135,000 shares for services valued at $270,000, or $2.00 per share. In November 2001, the Company issued 129,082 shares of restricted common stock to convert $17,488 of debt of ELVA, SA. In November and December, the Company issued 3,168,640 shares of restricted common stock in exchange for $386,683 in cash.

     In March 2002, the Company issued 20,000 shares of restricted common stock to a former employee for services. These shares were valued at 50% of the then market value, or $0.175 per share, for a total value of $3,500. In May 2002, the Company sold 1,831,538 shares of restricted common stock for $270,000 in cash, or $0.147 per share. In July 2002, the Company sold 3,333,333 shares of restricted common stock for $500,000 in cash, or $0.15 per share. In September 2002, the Company issued 100,000 shares of restricted common stock for services, valued at $0.15 per share. In November 2002, the Company sold 666,666 shares of restricted common stock in exchange for $200,000 in cash, or $0.30 per share. In December 2002, the Company sold 200,000 shares of restricted common stock in exchange for $100,000 in cash, or $0.50 per share. The cash purchaser in November and December was the same entity.

(3) Income Taxes Deferred income taxes (benefits) are provided for certain income and expenses which are recognized in different periods for tax and financial reporting purposes. The Company had net operating loss carry-forwards for income tax purposes of approximately $4,596,400, which expire $68,000 on December 31, 2011, $132,000 on December 31, 2117, $232,000 on
     December 31, 2118,  $724,000 on December 31, 2119,  $1,164,000  on December
     31,  2020,  $1,378,300  on December  31, 2021 and  $897,900 on December 31,
     2022.

     The amount recorded as deferred tax asset, cumulative as of December 31, 2002 and 2001 is approximately $1,838,000 and $1,711,000, respectively, which represents the amount of tax benefits of the loss carry- forwards. The Company has established a valuation allowance for this deferred tax asset of $1,838,000 and $1,711,000, as the Company has no history of profitable operations.

                            Elva International, Inc.
                   Notes to Consolidated Financial Statements


(3)  Income Taxes (Continued)
     The significant components net deferred tax asset as of December 31, 2002 are:


Net operating losses                     $       1,838,000
Valuation allowance                             (1,838,000)
                                         -----------------
Net deferred tax asset                   $               0
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

(4) Going Concern As shown in the accompanying consolidated financial statements, the Company incurred net losses totaling $1,009,900 for the year ended December 31, 2002, and reflects a stockholders' equity of approximately $57,800 as of December 31, 2002. These conditions raise substantial doubt as to the ability of the Company to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon increasing sales and obtaining additional capital and financing. The Company has retained a registered broker/dealer to raise additional funds for the Company in an amount up to $2,000,000. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

(6) Commitments The Company is committed under an operating lease for its office space. The Company is obligated under this lease for its office space for payments of $33,000 in 2003. The Company can, at its option, elect to extend this lease for up to one additional three-year period. The Company's rent expense was approximately $54,000 and $65,000 for the years ended December 31, 2002 and 2001, respectively.

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

(8) Patent License In 1997, the Company entered into a non-exclusive license with a US company, Atmel Corp., to license the Company's patent. The Company received an initial license fee of $100,000, and will receive an additional $50,000 fee once the 10 millionth unit is delivered by Atmel. The Company also receives a royalty per total units sold:


             Quantity             First 1 mm     To 10 mm     To 100 mm      Over 100 mm
                                 ------------   ----------   -----------   --------------
Unit price less than $0.51            $0.02        $0.015       $0.01        $0.0005
Unit price greater than $0.50         $0.025       $0.02        $0.015       $0.01

(9) Conditional Government Subsidies The Company has received several government grants which are conditional as to repayment. The grants are to be applied as reductions of salaries and employment taxes paid to new employees. They are intended by the government to induce increases in employment, as France has experienced high unemployment over the last few years. To date, the Company has been increasing employment and applying accumulated grants as offsets to salary expense and, at present, is not yet obligated to repay any of these grants. The Company does not expect to have a repay any of the grant amounts. These grants, if required to be repaid, do not require the payment of interest. The term for adding the required employees under these grants is three years. The company has amortized approximately $166,600 and $14,700 of the grants against salary expense for the years ending December 31, 2002 and 2001, respectively.

(10) Subsequent Events
     (a) Stockholders' equity In January and February 2003, the Company sold 1,000,000 shares of restricted common stock in exchange for $300,000 in cash, or $0.30 per share, to the same investor as in the fourth quarter.

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

NAME                 AGE         POSITION
-------------       ------       -----------------
Eric Danon            46         President, CEO and Director
Patrick Misko         42         Vice President of Finance and Director
Serge  Parienti       40         Vice president of Marketing and Director

There are no family relationships between or among the executive officers and directors of the Company.

Compliance with Section 16(a) of the Securities Exchange Act of 1934:

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's executive officers and directors and persons who own more than 10% of a registered class of the Company's equity securities, to file with the Securities and Exchange Commission (hereinafter referred to as the "Commission") initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership, of Common Stock and other equity securities of the Company on Forms 3, 4 and 5, respectively. Executive officers, directors and greater than 10% shareholders are required by Commission regulations to furnish the Company with copies of all Section 16(a) reports they file. To the Company's knowledge, all executive officers, directors and greater than 10% beneficial owners of its common Stock, and have complied with Section 16(a) filing requirements applicable to them during the Company's fiscal year ended December 31,2002 up to the first quarter ended March 31, 2003.

Business Experience

Officers and Directors

The following is a brief description of the business background of our executive officers, and directors:

Eric Danon: Chairman & CEO (Elva, Inc.), President - Director General (ELVA, S.A.).

Graduate of the french Ecole Normale Superieure de Saint Clud (1077-1982), he holds a Masters Degree in Physics ( Agregation de sciences physiques - 1980). Graduate of the french Instiut d'Etudes Politiques (1981-1983) and Ecole Nationale d'Administration (1984-1986)

Eric Danon began his career in the ministry of foreign affairs in 1986, in charge of economic relations between France and North America. Then he joined the cabinet of the minister of foreign affairs (1988-1991), with the responsibility of politico-military affairs. In 1991, he entered the Direction des Satellites of Aerospatiale SNO, and, a year later, the Direction de la

Strategie. Back to the misitry of foreign affairs in 1997, he became head of the division in charge i.a. of the fight against cybercrime, and in 1999, Directeur de Cabinet (Head of staff) of the minister of cooperation and development. In 2001, he left the ministry, created his own company and became a consultant in various sectors including high tech strategies and international cooperation.

Patrick Misko: Vice-President of Finance for Elva International, Inc. and Director, and Managing Director of ELVA, SA.

Graduate of Accounting and Economy Universities, he managed a voice server company for 3 years. Then he joined Olivetti as key account manager for computing and vocal products.His previous function was Director of sales in the computer industry and in IVR (interactive vocal response) field. He knows the market of vocal identification card as well as its major players, such as manufacturers, integrators and VAR's. Serge Parienti: Vice-President of marketing for Elva International, Inc., and Managing Director of ELVA, SA. Graduate of a bio industry high school, he made a special study of industrial marketing and communication. He has spent 8 years as a consultant in several sectors among which: strategic, marketing and communication advisor in telecommunications, information technologies, pharmaceutics and biotechnology sectors. Just before joining ELVA, he was outstandingly involved in internet related to projects.

Item 10. Executive Compensation

The following summary compensation table sets forth the aggregate cash compensation paid or accrued by the Company to each of the Company's executive officers and key employees for services rendered to the Company during the Company's fiscal year ended 2002, 2001 and 2000 and all plan and non-plan compensation awarded to, earned by or paid to certain designated executive officers.

SUMMARY COMPENSATION TABLE

                                                                        Long Term Compensation
------------------ ------- -------------------------------------- ---------------------- ---------- -------------
                              Annual Compensation                           Awards        Payouts
------------------ ------- ------------ ---------- -------------- ----------- ---------- ---------- -------------
(a)                (b)     (c)          (d)        (e)            (f)          (g)        (h)        (i)
                                                   Other          Restricted   Securities LTIP       All Other
Name and                                           Annual         Stock        Underlying Payouts    Compensation
Principal          Year    Salary ($)   Bonus ($)  Compensation   Award(s)     Options/
Position                                           ($)            ($)          SARs
------------------ ------- ------------ ---------- -------------- ----------- ---------- ---------- -------------
Eric Danon,        2000    $0           $0            $0           $0         $0           $0          $0
President, CEO     2001    $0           $0            $0           $0         $0           $0          $0
and Director       2002    $0           $0            $0           $0         $0           $0          $0

Serge Parienti,    2000    $82,758      $0            $0           $0         $0           $0          $0
Vice-President     2001    $43,557      $0            $0           $0         $0           $0          $0
and Director       2002    $50,816      $0            $0           $0         $0           $0          $0

Patrick Misko,     2000    $56,624      $0            $0           $0         $0           $0          $0
Vice-President     2001    $30,490      $0            $0           $0         $0           $0          $0
and Director       2002    $50,816      $0            $0           $0         $0           $0          $0

Compensation of Directors

The Company has no standard arrangements for compensating the directors of the Company for their attendance at meetings of the Board of Directors.

Item 11. Security Ownership of Certain Beneficial Owners and Management.

Security Ownership of Certain Beneficial Owners

The following table summarizes certain information with respect to the beneficial ownership of company shares as of December 31, 2002, regarding the ownership of common stock by each shareholder known to be the owner of more than 5% of the outstanding shares, each director and all executive officers and directors as a group. Except as otherwise indicated, each of the shareholders has sole voting and investment power with respect to the shares of common stock beneficially owned.

--------------------------------------------------------------------------------
Name and Address of              Title of   Amount and Nature of    Percent of
Beneficial Owner                  Class       Beneficial Owner        Class
--------------------------------------------------------------------------------

Patrick Misko(1)                 Common             936,416            6.0%
538 avenue de l'Hautil
78955 Carrieres sous Poissy,
France
--------------------------------------------------------------------------------
Serge Parienti(1)                Common             72,945             0.5%
74, Avenue Edouard Vaillant
92100 Boulogne Billancourt
France
--------------------------------------------------------------------------------
Eric Danon(1)                    Common              0                   0%
74, Avenue Edouard Vaillant
92100 Boulogne Billancourt
France
--------------------------------------------------------------------------------
All Executive Officers, Directors                 1,009,361            6.4%
as a group

Certain Beneficial Owners
--------------------------------------------------------------------------------
Name and Address of              Title of   Amount and Nature of    Percent of
Beneficial Owner                  Class       Beneficial Owner        Class
--------------------------------------------------------------------------------
Commonwealth Investment          Common          4,149,999            26.4%
Services, Ltd.(1)
P.O. Box 1437
Rosseau Commonwealth O WI
75008 Paris, France
--------------------------------------------------------------------------------
Olex Financial, Ltd.(1)          Common          1,769,000            11.3%
Vanderpool Plaza
Road Town
Tortola, France
--------------------------------------------------------------------------------
Bentronic Ltd.(1)                Common          1,103,572             7.0%
596 Kingsland Rd.
London, England E8 4AH
Canada
--------------------------------------------------------------------------------
Veritable Adventure, LLC(1)      Common          1,085,009             6.9%
P.O. Box 11342
Pleasanton, CA 94588
--------------------------------------------------------------------------------
Fatma Bennaceur(1)               Common            992,842             6.3%
Al Massalah Complex
Block 7
Rbneid Al Gar
Kuwait
--------------------------------------------------------------------------------
TOTAL                                            9,100,422            57.9%

(1) Based upon 15,707,764 shares of the Company's common stock issued and outstanding as of December 31, 2002. Item 12. Certain Relationships and Related Transactions

In February 2002, the Company's Board of Directors approved issuance of 20,000 shares of its restricted common stock to Robert C. Pierre. Mr. Pierre had asserted a claim for breach of an oral employment agreement. The Company settled any such claim for the 20,000 shares issued to Mr. Pierre. The shares were actually issued in March 2002. These shares were valued at 50% of the then market value, or $0.175 per share, for a total value of $3,500.

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

Item 12.   Certain Relationships and Related Transactions

None.

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

10.3     [2]      Lease Agreement for Asian office for ELVA ASIA PTE LTD.

10.4     [3]      Elva International, Inc. Year 2001 Employee/Consultant
                  Stock Compensation Plan (formerly Exhibit 10.1 and Exhibit 10.6).

10.5     [4]      Perrot, Ltd. Services Agreement dated May 1, 2001 (formerly filed as Exhibit 10.4).

10.6     [4]      Perrot, Ltd. Supplemental Agreement dated May 1, 2001
                  (formerly filed as Exhibit 10.5).

10.7     [5]      Non-Exclusive Manufacturing Agreement dated December 6, 2001 (in French).

10.8      *       I-PROVED Agreement dated May 5, 2003.

23.1     [3]      Consent of Durland & Company, CPAs, P.A.

23.2     [3]      Consent of  Mintmire & Associates  (contained  in the opinion filed as Exhibit 5.1).

99.1      *       Certification by Chief Executive Officer pursuant to 18 U.S.C. 1350.

99.2      *       Certification by Chief Financial Officer pursuant to 18 U.S.C. 1350.
-------------------------------------------------

[1] Previously filed as an exhibit to the Company's Registration Statement on Form 10-SB January 27, 2000.
[2] Previously filed as an exhibit to the Company's Annual Report on Form 10-KSB filed April 16, 2001.
[3] Previously filed as an exhibit to the Company's Registration Statement on Form S-8 July 13, 2001.
[4] Previously filed as an exhibit to the Company's Quarterly Report on Form 10-QSB filed August 14, 2001.
[5] Previously filed as an exhibit to the Company's Annual Report on Form 10-KSB filed April 15, 2002.
*    Filed herewith

 (b) No Reports on Form 8-K have been filed.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            Elva International, Inc.
                                  (Registrant)

Date:    April 14th, 2003  /s/Eric Danon
                           ------------------------------------------------
                           Eric Danon, President, CEO & Director

                           /s/ Serge Parienti
                           ------------------------------------------------
                           Serge Parienti, VP and Director

                           /s/ Patrick Misko
                           ------------------------------------------------
                           Patrick Misko, VP and Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                               Title                        Date

By: /s/Eric Danon
   --------------------------     President, CEO & Director     April 14, 2003
      Eric Danon

By: /s/ Serge Parienti
   --------------------------     VP & Director                 April 14, 2003
      Serge Parienti

By: /s/ Patrick Misko
   --------------------------     VP & Director                 April 14, 2003
      Patrick Misko

I, Eric Danon, certify that:

1. I have reviewed this annual report on Form 10-KSB of Elva International, Inc.

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report.

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in exchange act rules 13a-14 and 15d- 14) for the registrant and have:

A) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

B) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "evaluation date"); and

C) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the evaluation date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

A) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

B) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls.

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 14, 2003



/s/ Eric Danon
-----------------------------------------
Eric Danon
Chief Executive Officer (or equivalent)

I, Patrick Misko, certify that:

1. I have reviewed this annual report on form 10-KSB of Elva International, Inc.

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report.

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in exchange act rules 13a-14 and 15d- 14) for the registrant and have:

A) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

B) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "evaluation date"); and

C) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the evaluation date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

A) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

B) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls.

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 14, 2003



/s/Patrick Misko
---------------------------------------
Patrick Misko
Chief Financial Officer (or equivalent)