Form 10QSB
period 2003-03-31
ELVA INTERNATIONAL INC
filed 2003-05-20
CIK 1103718

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended: March 31, 2003

Commission file no.: 29201

                            ELVA INTERNATIONAL, INC.
                     --------------------------------------
                 (Name of Small Business Issuer in its Charter)



         Florida                                           65-0790761
------------------------------------                   -------------------------
(State or other jurisdiction of                        (I.R.S.Employer
incorporation or organization)                             Identification No.)

222 Lakeview Avenue, PMB 160-415
West Palm Beach, FL                                           33401
------------------------------------------             -------------------------
(Address of principal executive offices)                   (Zip Code)

Issuer's telephone number:  (925) 831-0504

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

                    Common Stock, $0.0001 par value per share
                            ------------------------
                                (Title of class)

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

Yes [X] No [_]

As of March 31, 2003, there were 16,707,764 shares of voting stock of the registrant issued and outstanding.

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

Consolidated Statements of Stockholders' Equity (Deficiency).................F-4

Consolidated Statements of Cash Flows........................................F-5

Notes to Consolidated Financial Statements...................................F-6

                            Elva International, Inc.
                           Consolidated Balance Sheets


                                                                                 March 31, 2003  December 31, 2002
                                                                                ---------------- ----------------
                                                                                   (unaudited)
                                         ASSETS
CURRENT ASSETS
  Cash and equivalents                                                          $         17,327 $        133,223
  Accounts receivable, net of reserve of $1,960 and $1,887                               150,238           81,396
  VAT tax receivable                                                                      40,250           31,143
   Inventory                                                                              55,039           52,978
                                                                                ---------------- ----------------
          Total current assets                                                           262,854          298,740
                                                                                ---------------- ----------------

PROPERTY AND EQUIPMENT
  Computers and equipment                                                                179,498          172,777

        Less accumulated depreciation                                                   (126,405)        (117,263)
                                                                                ---------------- ----------------

          Net property and equipment                                                      53,093           55,514
                                                                                ---------------- ----------------

OTHER ASSETS
  Deposits and other assets                                                               20,847            7,951
  Income tax credit receivable                                                           224,251          215,067
  Patent                                                                                 568,714          543,012

        Less accumulated amortization                                                   (131,777)        (120,046)
                                                                                ---------------- ----------------

          Net other assets                                                               682,035          645,984
                                                                                ---------------- ----------------
Total Assets                                                                    $        997,982 $      1,000,238
                                                                                ================ ================

                   LIABILITIES AND STOCKHOLDERS' EQUITY ( DEFICIENCY)
CURRENT LIABILITIES
   Accounts payable                                                             $        277,126 $        201,261
   Accrued Expenses
       Trade                                                                              67,652           73,142
       Payroll and taxes                                                                 183,098          215,293
   Current portion of long-term debt                                                       3,322            3,197
   Advances from shareholders                                                            150,813          161,863
   Conditional government subsidy                                                         98,708           95,012
                                                                                ---------------- ----------------

          Total current liabilities                                                      780,719          749,768
                                                                                ---------------- ----------------

LONG-TERM DEBT
   Conditional government subsidy                                                        200,132          192,638
                                                                                ---------------- ----------------

          Total long-term debt                                                           200,132          192,638
                                                                                ---------------- ----------------
Total Liabilities                                                                        980,851          942,406
                                                                                ---------------- ----------------
Minority interest in consolidated subsidiary                                                   0                0
                                                                                ---------------- ----------------

STOCKHOLDERS' EQUITY (DEFICIENCY)
   Preferred stock, $0.0001 par value, authorized 10,000,000 shares;
     none issued and outstanding                                                               0                0
   Common stock, $0.0001 par value, authorized 50,000,000 shares;
     16,757,759 and 9,606,222 issued and outstanding shares                                1,676            1,576
   Additional paid-in capital                                                          4,982,276        4,682,376
   Stock subscriptions receivable                                                       (100,000)               0
   Accumulated comprehensive income (loss)                                                40,650          (29,729)
   Deficit                                                                            (4,907,471)      (4,596,391)
                                                                                ---------------- ----------------

          Total stockholders' equity (deficiency)                                         17,131           57,832
                                                                                ---------------- ----------------
Total Liabilities and Stockholders' Equity (Deficiency)                         $        997,982 $      1,000,238
                                                                                ================ ================

     The accompanying notes are an integral part of the financial statements

                            Elva International, Inc.
      Consolidated Statements of Operations and Comprehensive Income (Loss)
                          Three Months Ended March 31,
                                   (unaudited)


                                                                        2003        2002
                                                                   ------------ ------------
REVENUES                                                           $     14,713 $     48,727
                                                                   ------------ ------------

OPERATING EXPENSES
    Salaries                                                            148,433       53,303
    Advertising                                                          15,292        4,057
    Depreciation and amortization                                        11,467       11,248
    General and administrative                                           83,105       96,858
    Research and development                                             67,074            0
                                                                   ------------ ------------

          Total operating expenses                                      325,371      165,466
                                                                   ------------ ------------

 Operating Loss                                                        (310,658)    (116,739)
                                                                   ------------ ------------

OTHER INCOME (EXPENSE):
    Interest income                                                          66            0
    Interest expense                                                       (488)      (5,187)
    Foreign currency transaction gain (loss)                                  0         (222)
                                                                   ------------ ------------

          Total other income (expense)                                     (422)      (5,409)
                                                                   ------------ ------------

Net loss before tax credit and minority interest                       (311,080)    (122,148)

    Foreign income tax credit                                                 0            0
    Minority interest in consolidated subsidiary income (loss)                0            0
                                                                   ------------ ------------

Net loss                                                               (311,080)    (122,148)

Other comprehensive income (loss):
    Foreign currency translation gain (loss)                             70,379       (3,735)
                                                                   ------------ ------------

Comprehensive loss                                                 $   (240,701)$   (125,883)
                                                                   ============ ============

Net loss per common share                                          $      (0.02)$      (0.01)
                                                                   ============ ============

Weighted average number of common shares outstanding                 16,257,759    9,626,222
                                                                   ============ ============







     The accompanying notes are an integral part of the financial statements

                            Elva International, Inc.
          Consolidated Statements of Stockholders' Equity (Deficiency)



                                                                                                   Accum.                   Total
                                                                     Add'l.             Stock      Comp.               Stockholders'
                                                Number of  Common    Paid-in  Deferred   Subs.     Income                  Equity
                                                  Shares    Stock    Capital    Comp.    Rec.      (Loss)     Deficit   (Deficiency)
                                              ----------- ------- ---------- --------- --------- -------- ----------- ------------
BEGINNING BALANCE,
December 31, 1998                              21,500,000 $ 2,150 $  828,401 $       0 $       0 $(52,349)$  (432,606)$    345,596

Year ended December 31, 1999:
 Other comprehensive income (loss)                      0       0          0         0         0   (1,176)          0       (1,176)
 Net loss                                               0       0          0         0         0        0    (723,712)    (723,712)
                                              ----------- ------- ---------- --------- --------- -------- ----------- ------------

BALANCE, December 31, 1999                     21,500,000   2,150    828,401         0         0  (53,525) (1,156,318)    (379,292)

Year ended December 31, 2000:
 Conversion of debt of subsidiary for stock     1,720,000     172    557,305         0         0        0           0      557,477
 Shares issued for cash                         3,790,000     379  1,237,500         0         0        0           0    1,237,879
 Shares issued to effect 2 for 1 forward split 27,010,000   2,701     (2,701)        0         0        0           0            0
 Other comprehensive income (loss)                      0       0          0         0         0   25,724           0       25,724
 Net loss                                               0       0          0         0         0        0  (1,163,846)  (1,163,846)
                                              ----------- ------- ---------- --------- --------- -------- ----------- ------------

BALANCE, December 31, 2000                     54,020,000   5,402  2,620,505         0         0  (27,801) (2,320,164)     277,942

Year ended December 31, 2001:
 1 for 10 reverse split                       (48,618,000) (4,862)     4,862         0         0        0           0            0
 Shares issued for cash                         3,293,640     329    586,354         0         0        0           0      586,683
 144 shares issued for services                   646,500      65    103,375  (103,440)        0        0           0            0
 S-8 shares issued for services                   135,000      14    269,986         0         0        0           0      270,000
 Conversion of debt of subsidiary for stock       129,082      13     17,475         0         0        0           0       17,488
 Deferred compensation amortization                     0       0          0    10,775         0        0           0       10,775
 Other comprehensive income (loss)                      0       0          0         0         0   40,426           0       40,426
 Net loss                                               0       0          0         0         0        0  (1,378,332)  (1,378,332)
                                              ----------- ------- ---------- --------- --------- -------- ----------- ------------

BALANCE, December 31, 2001                      9,606,222     961  3,602,557   (92,665)        0   12,625  (3,698,496)    (175,018)

Year ended December 31, 2002:
 144 shares issued for services                   120,000      12     10,488         0         0        0           0       10,500
 144 shares issued for cash                     6,031,537     603  1,069,331         0         0        0           0    1,069,934
 Deferred compensation amortization                     0       0          0    92,665         0        0           0       92,665
 Other comprehensive income (loss)                      0       0          0         0         0  (42,354)          0      (42,354)
 Net loss                                               0       0          0         0         0        0    (897,895)    (897,895)
                                              ----------- ------- ---------- --------- --------- -------- ----------- ------------

BALANCE, December 31, 2002                     15,757,759   1,576  4,682,376         0         0  (29,729) (4,596,391)      57,832

Three months ended March 31, 2003
 144 shares issued for cash                     1,000,000     100    299,900         0  (100,000)       0           0      200,000
 Other comprehensive income (loss)                      0       0          0         0         0   70,379           0       70,379
 Net loss                                               0       0          0         0         0        0    (311,080)    (311,080)
                                              ----------- ------- ---------- --------- --------- -------- ----------- ------------

ENDING BALANCE, March 31, 2003
(unaudited)                                    16,757,759 $ 1,676 $4,982,276 $       0 $(100,000)$ 40,650 $(4,907,471)$     17,131
                                              =========== ======= ========== ========= ========= ======== =========== ============




     The accompanying notes are an integral part of the financial statements

                            Elva International, Inc.
                      Consolidated Statements of Cash Flows
                          Three Months Ended March 31,
                                   (unaudited)

                                                                                     2003             2002
                                                                                -------------    -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                        $    (311,080)   $    (122,148)
Adjustments to reconcile net loss to net cash used by operating activities:
     Minority interest in consolidated subsidiary income                                    0                0
     Depreciation and amortization                                                     11,467           11,248
     Common stock issued for services                                                       0            3,500
     Amortization of deferred compensation                                                  0                0
     Foreign exchange transaction gain (loss)                                               0              322
     Amortization of government subsidy                                                     0                0
     Reserve for impairment of assets                                                       0                0
Changes in operating assets and liabilities:
     (Increase) decrease in accounts receivable                                       (64,692)          32,284
     (Increase) decrease in inventory                                                       0                0
     (Increase) decrease in VAT receivable                                             (7,777)          16,925
     (Increase) decrease in deposits and other assets                                 (12,399)          26,135
     (Increase) decrease in income tax credit receivable                                 (805)               0
     Increase (decrease) in accounts payable                                           67,029           (9,972)
     Increase (decrease) accrued expense - trade                                        6,251           (8,491)
     Increase (decrease) salaries and payroll and taxes                               (39,962)          59,791
     Increase (decrease) in deferred revenue                                                0          (23,080)
                                                                                -------------    -------------

Net cash  provided (used) by operating activities                                    (351,968)         (13,486)
                                                                                -------------    -------------

CASH FLOW FROM INVESTING ACTIVITIES:
     Purchase of property and equipment                                                     0           (3,180)
     Sales of property and equipment                                                        0                0
     Increase expenditure application patent                                           (4,910)               0
                                                                                -------------    -------------

Net cash provided (used) by investing activities                                       (4,910)          (3,180)
                                                                                -------------    -------------

CASH FLOW FROM FINANCING ACTIVITIES:
     Proceeds from bank overdraft                                                           0            1,126
     Repayment of bank overdraft                                                            0                0
     Shareholder advances                                                                   0                0
     Shareholder advance repayments                                                    17,087           (9,012)
     Receipt of conditional government subsidy                                              0                0
     Proceeds of  long term debt - related party                                            0                0
     Debt payments                                                                          0                0
     Issuance of common stock for cash                                                200,000                0
                                                                                -------------    -------------

Net cash provided by financing activities                                             217,087           (9,012)
                                                                                -------------    -------------

Effect of exchange rates on cash                                                       23,895            9,990
                                                                                -------------    -------------

Net increase (decrease) in cash and equivalents                                      (115,896)         (15,688)

CASH and equivalents, beginning of period                                             133,223           16,739
                                                                                -------------    -------------

CASH and equivalents, end of period                                             $      17,327    $       1,051
                                                                                =============    =============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid in cash                                                           $         488    $       5,187
                                                                                =============    =============

Non-Cash Financing Activities:
  Debt converted to common stock                                                $           0    $           0
                                                                                =============    =============
  144 common stock issued for stock subscription receivable                     $     100,000    $           0
                                                                                =============    =============



     The accompanying notes are an integral part of the financial statements

                            Elva International, Inc.
                   Notes to Consolidated Financial Statements
                  (Information with regard to the three months
                  ended March 31, 2003 and 2002 is unaudited)


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

     e) Property and equipment All property and equipment are recorded at cost and depreciated over their estimated useful lives, using the straight-line method. Upon sale or retirement, the costs and related accumulated depreciation are eliminated from their respective accounts, and the resulting gain or loss is included in the results of operations. Repairs and maintenance charges which do not increase the useful lives of the assets are charged to operations as incurred. Depreciation expense was $4,511 and $5,942 for the three months ended March 31, 2003 and 2002, respectively.

     f) Cash and equivalents The company considers investments with an initial maturity of three months or less as cash equivalents.

     g) Patents The Company acquired two French patents, Nos. 95-15735 and 96-01872, from the founders of ELVA, SA. The Company is amortizing the cost of these patents over the remaining life of the patents. Patents in France have a 20 year life. Amortization expense was $6,956 and $5,307 for the three months ended March 31, 2003 and 2002, respectively.

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

     m) Interim financial information The financial statements for the three months ended March 31, 2003 and 2002 are unaudited and include all adjustments which in the opinion of management are necessary for fair presentation, and such adjustments are of a normal and recurring nature. The results for the three months are not indicative of a full year results.

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

                            Elva International, Inc.
                   Notes to Consolidated Financial Statements


(2) Stockholders' Equity (Continued) Additionally, in conjunction with this acquisition, the Company issued 3,440,000 shares to a third party in settlement of a $204,550 loan the third party had made to ELVA, SA. As the common stock of the Company was not listed at the date of acquisition, the fair value of the stock issued to settle this debt was not determinable and the Company elected to use the loan amount outstanding to value this transaction.

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

     In January and February 2003, the Company sold 1,000,000 shares of restricted common stock in exchange for $200,000 in cash and a stock subscription of $100,000, or $0.30 per share, to the same investor as in the fourth quarter.

(3) Income Taxes Deferred income taxes (benefits) are provided for certain income and expenses which are recognized in different periods for tax and financial reporting purposes. The Company had net operating loss carry-forwards for income tax purposes of approximately $4,907,500, which expire $68,000 on December 31, 2011, $132,000 on December 31, 2117, $232,000 on
     December 31, 2118,  $724,000 on December 31, 2119,  $1,164,000  on December
     31, 2020,  $1,378,300  on December 31, 2021,  $897,900 on December 31, 2022
     and $311,100 on December 31, 2023.

                            Elva International, Inc.
                   Notes to Consolidated Financial Statements


(3) Income Taxes (Continued) The amount recorded as deferred tax asset cumulative as of March 31, 2003 is approximately $1,963,000, which represents the amount of tax benefits of the loss carry-forwards. The Company has established a valuation allowance for this deferred tax asset of $1,963,000, as the Company has no history of profitable operations.

     The significant components net deferred tax asset as of March 31, 2003 are:


Net operating losses          $          1,963,000
Valuation allowance                     (1,963,000)
                              --------------------
Net deferred tax asset        $                  0
                              ====================

     The Company's subsidiary, ELVA, SA, applied for research and development income tax credits with the French government for the years ended December 31, 2001, 2000, 1999 and 1998. The credits are applied for on the Company's annual income tax return in mid-1999, 2000 and 2001. The amounts applied for were approximately $88,600, $104,500, $94,800, $15,300 and $94,400 for
     2001, 2000, 1999, 1998 and 1997, respectively. In the 4th quarter of 1999, 2000 and 2001, ELVA, SA was notified by the French government of the approval of the application for 1997, 1998 and 1999, respectively, and that payment by the government would occur in late 2002 and 2003. The Company sold the 1997 receivable to its bank on a non-recourse basis in exchange for cash in the amount of $94,400. It is now expected that the government will approve the 2000 and 2001 credits. They are expected to be paid $94,800 in 2003 and $88,600 in 2004. In 1996, ELVA, SA entered its technology in an annual technology competition. This competition is administered by ANVAR, a French quasi-governmental agency established to reward technology advances by French commercial enterprises. Elva received one of the awards from ANVAR for its technology. The Company believes, based on the foregoing, that is more likely than not that the Company will receive these ongoing tax credits from the French government. These credits reduce the income tax benefit of its net operating loss carry-forwards for the French subsidiary on a one-for-one basis.

(4) Going Concern As shown in the accompanying consolidated financial statements, the Company incurred net losses totaling $311,000 for the three months ended March 31, 2003, and reflects a stockholders' equity of approximately $17,000 as of March 31, 2003. These conditions raise substantial doubt as to the ability of the Company to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon increasing sales and obtaining additional capital and financing. The Company has retained a registered broker/dealer to raise additional funds for the Company in an amount up to $2,000,000. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

(8) Patent License In 1997, the Company entered into a non-exclusive license with a US company, Atmel Corp., to license the Company's patent. The Company received an initial license fee of $100,000, and will receive an additional $50,000 fee once the 10 millionth unit is delivered by Atmel. The Company also receives a royalty per total units sold:


                Quantity          First 1 mm   To 10 mm To 100 mm  Over 100 mm
                                  ----------  --------- --------- ------------
Unit price less than $0.51          $0.02       $0.015   $0.01     $0.0005
Unit price greater than $0.50       $0.025      $0.02    $0.015    $0.01

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

(10) Subsequent Events
     (a) Stockholders' equity In April 2003, the Company received the $100,000 stock subscription receivable in cash.

Item 2. Management's Plan of Operation

General

In January 2003, the Company entered into a consulting agreement with Matthews Morris & Company to perform certain finance, accounting and other business services for the Company. For such services, the Company agreed to pay a fee of $1,200 per man per day. The term of the agreement is for a period of one year.

In January and February 2003, the Company sold 1,000,000 shares of restricted common stock in exchange for $200,000 in cash and a stock subscription of $100,000, or $0.30 per share, to the same investor as in the fourth quarter. For such offering, Elva International, Inc. (the "Company") relied upon Section 4(2) of the Securities Act of 1933, as amended and Rule 506 of Regulation D promulgated thereunder.

12 Month Plan of Operation

The Company's plan of operations for the next twelve (12) months is to continually refine its strategy for capitalizing on recent trends within the Smart Card industry and to exploit such trends to its advantage. The Company is currently developing new and varied VocaliD(R) Smart Card systems, concepts and ventures. Thanks to the I-Proved web site, VocaliD(R) Smart Card related to web communication is enhanced. This new web site offers a different and a more complete one stop information source to the industry and future clients. The Company believes it can capitalize on the general Internet trend of increasing consumer usage and increasing levels of e-commerce transactions through providing the market the Company's VocaliD(R) Smart Card, which the Company believes will increase e-transaction related to security and trust. The Company believes that it is well positioned to profit from such opportunities.

The Company's business strategy is to develop its VocaliD(R) Smart Card system to provide consumers with versatile high quality, easy to use, personal and secure communications and transactions. The Company believes the ease of use and versatility of its online Smart Card system will differentiate itself among the array of "off line only" smart card options and that this differentiation strategy will allow it to carve out a profitable market niche.

The Company plans to seek out strategic alliances, joint venture partners, and business partners with other high-technology firms in which shared resources could provide enhanced shareholder value. The Company plans to continually scan the environment for such partnering opportunities. Particular attention will be paid to the possibilities of developing international corporate strategic alliances, partnering with successful U.S.North American technology firms, and finding merger and acquisition candidates or counter-parties with firms operating in the U.S. and/or abroad.

Results of Operations -For the Three Months Ending March 31, 2003 and March 31, 2002

Financial Condition, Capital Resources and Liquidity

For the first quarter ended March 31, 2003 and 2002 the Company recorded revenues of $14,713 and $48,727, respectively.

For the first quarter ended March 31, 2003 and 2002 the Company had salary expenses of $148,433 and $53,303, respectively.

For the first quarter ended March 31, 2003 and 2002, the Company had on a consolidated unaudited basis general and administrative expenses of $83,105 and $96,858, respectively.

For the first quarter ended March 31, 2003 and 2002, the Company had on a consolidated unaudited basis total operating expenses of $325,371 and $165,466, respectively.

Net Losses

For the first quarter ended March 31, 2003 and 2002, the Company reported a net loss from operations excluding foreign currency translation of $311,080 and $122,148, respectively.

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

Item 2. Changes in Securities and Use of Proceeds

None.

Item 3. Defaults in Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders.

No matter was submitted, during the quarter ending March 31, 2003, covered by this report, to a vote of the Company's shareholders, through the solicitation of proxies or otherwise.

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

10.4     [3]      Elva International, Inc. Year 2001 Employee/Consultant
                  Stock Compensation Plan (formerly Exhibit 10.1 and Exhibit 10.6).

10.5     [4]      Perrot, Ltd. Services Agreement dated May 1, 2001 (formerly filed as Exhibit 10.4).

10.6     [4]      Perrot, Ltd. Supplemental Agreement dated May 1, 2001
                  (formerly filed as Exhibit 10.5).

10.7     [5]      Non-Exclusive Manufacturing Agreement dated December 6, 2001 (in French).

10.8     [6]       I-PROVED Agreement dated May 5, 2003.

10.9      *        Consulting Agreement with Matthews Morris & Company, Inc. dated January 2,
                   2003.

23.1     [3]      Consent of Durland & Company, CPAs, P.A.

23.2     [3]      Consent of  Mintmire & Associates  (contained  in the opinion filed as Exhibit 5.1).

99.1      *       Certification by Chief Executive Officer pursuant to 18 U.S.C. 1350.

99.2      *       Certification by Chief Financial Officer pursuant to 18 U.S.C. 1350.
-------------------------------------------------

[1] Previously filed as an exhibit to the Company's Registration Statement on Form 10-SB January 27, 2000.
[2] Previously filed as an exhibit to the Company's Annual Report on Form 10-KSB filed April 16, 2001.
[3] Previously filed as an exhibit to the Company's Registration Statement on Form S-8 July 13, 2001.
[4] Previously filed as an exhibit to the Company's Quarterly Report on Form 10-QSB filed August 14, 2001.
[5] Previously filed as an exhibit to the Company's Annual Report on Form 10-KSB filed April 15, 2002.
[6] Previously filed as an exhibit to the Company's Annual Report on Form 10-KSB filed April 15, 2003. * Filed herewith

(b) No Reports on Form 8-K have been filed.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            Elva International, Inc.
                                  (Registrant)

Date:    May 19, 2003            /s/ Eric Danon
                                 --------------------------------------
                                 Eric Danon, President, CEO & Director

                                 /s/ Serge Parienti
                                 --------------------------------------
                                 Serge Parienti, VP and Director

                                 /s/ Patrick Misko
                                 --------------------------------------
                                 Patrick Misko, VP and Director

                                 CERTIFICATIONS

I, Eric Danon, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Elva International, Inc.

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report.

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

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in exchange act rules 13a-14 and 15d- 14) for the registrant and have:

     A) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
     B) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "evaluation date"); and
     C) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the evaluation date;

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

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 19, 2003

/s/ Eric Danon
-----------------------------------------------
Eric Danon
Chief Executive Officer (or equivalent thereof)

I, Eric Danon, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Elva International, Inc.

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report.

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

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in exchange act rules 13a-14 and 15d- 14) for the registrant and have:

     A) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
     B) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "evaluation date"); and
     C) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the evaluation date;

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

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 19, 2003

/s/ Eric Danon
-----------------------------------------------
Eric Danon
Chief Financial Officer (or equivalent thereof)