Form 10QSB
period 2003-06-30
ELVA INTERNATIONAL INC
filed 2003-08-18
CIK 1103718

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended: June 30, 2003

Commission file no.: 29201

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

                    Common Stock, $0.0001 par value per share
                  -------------------------------------------
                                (Title of class)

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

Yes [X]    No [_]

As of June 30, 2003, there were 20,857,764 shares of voting stock of the registrant issued and outstanding.

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

Consolidated Statements of Stockholders' Equity (Deficiency).................F-4

Consolidated Statements of Cash Flows........................................F-5

Notes to Consolidated Financial Statements...................................F-6

                            Elva International, Inc.
                           Consolidated Balance Sheets


                                                                                  June 30, 2003   December 31, 2002
                                                                                ---------------- ------------------
                                                                                   (unaudited)
                                         ASSETS
CURRENT ASSETS
  Cash and equivalents                                                          $          1,943 $          133,223
  Accounts receivable, net of reserve of $2,056 and $1,887                               152,817             81,396
  VAT tax receivable                                                                      55,933             31,143
   Inventory                                                                              57,728             52,978
                                                                                ---------------- ------------------
          Total current assets                                                           268,421            298,740
                                                                                ---------------- ------------------

PROPERTY AND EQUIPMENT
  Computers and equipment                                                                223,160            172,777

        Less accumulated depreciation                                                   (138,404)          (117,263)
                                                                                ---------------- ------------------

          Net property and equipment                                                      84,756             55,514
                                                                                ---------------- ------------------

OTHER ASSETS
  Deposits and other assets                                                               11,603              7,951
  Income tax credit receivable                                                           235,207            215,067
  Patent                                                                                 600,111            543,012

        Less accumulated amortization                                                   (145,679)          (120,046)
                                                                                ---------------- ------------------

          Net other assets                                                               701,242            645,984
                                                                                ---------------- ------------------
Total Assets                                                                    $      1,054,419 $        1,000,238
                                                                                ================ ==================

                   LIABILITIES AND STOCKHOLDERS' EQUITY ( DEFICIENCY)
CURRENT LIABILITIES
   Bank overdraft                                                               $         24,493 $                0
   Accounts payable                                                                      321,950            201,261
   Accrued Expenses
       Trade                                                                              60,579             73,142
       Payroll and taxes                                                                 193,065            215,293
   Current portion of long-term debt                                                       1,770              3,197
   Advances from shareholders                                                            160,218            161,863
   Conditional government subsidy                                                        102,695             95,012
                                                                                ---------------- ------------------

          Total current liabilities                                                      864,770            749,768
                                                                                ---------------- ------------------

LONG-TERM DEBT
   Conditional government subsidy                                                        208,216            192,638
                                                                                ---------------- ------------------

          Total long-term debt                                                           208,216            192,638
                                                                                ---------------- ------------------
Total Liabilities                                                                      1,072,986            942,406
                                                                                ---------------- ------------------
Minority interest in consolidated subsidiary                                                   0                  0
                                                                                ---------------- ------------------

STOCKHOLDERS' EQUITY (DEFICIENCY)
   Preferred stock, $0.0001 par value, authorized 10,000,000 shares;
     none issued and outstanding                                                               0                  0
   Common stock, $0.0001 par value, authorized 50,000,000 shares;
     20,857,759 and 9,606,222 issued and outstanding shares                                2,086              1,576
   Additional paid-in capital                                                          5,031,866          4,682,376
   Stock subscriptions receivable                                                              0                  0
   Accumulated comprehensive income (loss)                                                51,859            (29,729)
   Deficit                                                                            (5,104,378)        (4,596,391)
                                                                                -----------------------------------

          Total stockholders' equity (deficiency)                                        (18,567)            57,832
                                                                                ---------------- ------------------
Total Liabilities and Stockholders' Equity (Deficiency)                         $      1,054,419 $        1,000,238
                                                                                ================ ==================


     The accompanying notes are an integral part of the financial statements

                            Elva International, Inc.
      Consolidated Statements of Operations and Comprehensive Income (Loss)
                                   (unaudited)


                                                                     Three Months Ended                 Six Months Ended
                                                                          June 30,                          June 30,
                                                             ----------------------------------   -----------------------------
                                                                   2003              2002            2003            2001
                                                             ----------------   ---------------   -------------   -------------

REVENUES                                                     $          4,862   $        39,507         $19,575   $      88,234
                                                             ----------------   ---------------   -------------   -------------

OPERATING EXPENSES
   Salaries                                                           139,964            81,784         288,397         135,087
   Advertising                                                            424                95          15,716           4,152
   Depreciation and amortization                                       13,144            12,777          24,611          37,887
   General and administrative                                          41,598            47,640         124,703         130,637
   Research and development                                                 0                 0          68,939               0
                                                             ----------------   ---------------   -------------   -------------

          Total operating expenses                                    195,130           142,296         522,366         307,763
                                                             ----------------   ---------------   -------------   -------------

Operating Loss                                                       (190,268)         (102,789)       (502,791)       (219,529)
                                                             ----------------   ---------------   -------------   -------------

OTHER INCOME (EXPENSE)
   Interest income                                                         33                 0              99               0
   Interest expense                                                    (4,807)           (4,599)         (5,295)         (9,786)
   Foreign currency transaction gain (loss)                                 0               373               0             151
                                                             ----------------   ---------------   -------------   -------------

          Total other income (expense)                                 (4,774)           (4,226)         (5,196)         (9,635)

Net loss before tax credit and minority interest                     (195,042)         (107,015)       (507,987)       (229,164)

   Foreign income tax credit                                                0                 0               0               0
   Minority interest in consolidated subsidiary income (loss)               0                 0               0               0
                                                             ----------------   ---------------   -------------   -------------

Net loss                                                             (195,042)         (107,015)       (507,987)       (229,164)

Other comprehensive income (loss):

   Foreign currency translation gain (loss)                            11,209                (4)         81,588          (3,615)
                                                             ----------------   ---------------   -------------   -------------

Comprehensive loss                                           $       (183,833)  $      (107,019)  $    (426,399)  $    (232,779)
                                                             ================   ===============   =============   =============

Net loss per common share, basic                             $          (0.01)  $         (0.01)  $       (0.03)  $       (0.02)
                                                             ================   ===============   =============   =============

Weighted average number of shares outstanding                      19,330,286        10,514,498      17,802,510      10,062,869
                                                             ================   ===============   =============   =============



     The accompanying notes are an integral part of the financial statements

                            Elva International, Inc.
          Consolidated Statements of Stockholders' Equity (Deficiency)



                                                                                             Accum.                       Total
                                                              Add'l.               Stock      Comp.                 Stockholders'
                                     Number of     Common    Paid-in   Deferred    Subs.     Income                      Equity
                                      Shares       Stock     Capital     Comp.      Rec.     (Loss)      Deficit     (Deficiency)
                                     ----------- -------- ----------- ---------- --------- --------- ------------ ---------------
BEGINNING BALANCE,
December 31, 1998                     21,500,000 $  2,150 $   828,401 $        0 $       0 $ (52,349)$   (432,606)$       345,596

Year ended December 31, 1999:
 Other comprehensive income (loss)             0        0           0          0         0    (1,176)           0          (1,176)
 Net loss                                      0        0           0          0         0         0     (723,712)       (723,712)
                                     ----------- -------- ----------- ---------- --------- --------- ------------ ---------------

BALANCE, December 31, 1999            21,500,000    2,150     828,401          0         0   (53,525)  (1,156,318)       (379,292)

Year ended December 31, 2000:
 Conversion of debt of subsidiary
  for stock                            1,720,000      172     557,305          0         0         0            0         557,477
 Shares issued for cash                3,790,000      379   1,237,500          0         0         0            0       1,237,879
 Shares issued to effect 2 for 1
  forward split                       27,010,000    2,701      (2,701)         0         0         0            0               0
 Other comprehensive income (loss)             0        0           0          0         0    25,724            0          25,724
 Net loss                                      0        0           0          0         0         0   (1,163,846)     (1,163,846)
                                     ----------- -------- ----------- ---------- --------- --------- ------------ ---------------

BALANCE, December 31, 2000            54,020,000    5,402   2,620,505          0         0   (27,801)  (2,320,164)        277,942

Year ended December 31, 2001:
 1 for 10 reverse split              (48,618,000)  (4,862)      4,862          0         0         0            0               0
 Shares issued for cash                3,293,640      329     586,354          0         0         0            0         586,683
 144 shares issued for services          646,500       65     103,375   (103,440)        0         0            0               0
 S-8 shares issued for services          135,000       14     269,986          0         0         0            0         270,000
 Conversion of debt of subsidiary
  for stock                              129,082       13      17,475          0         0         0            0          17,488
 Deferred compensation amortization            0        0           0     10,775         0         0            0          10,775
 Other comprehensive income (loss)             0        0           0          0         0    40,426            0          40,426
 Net loss                                      0        0           0          0         0         0   (1,378,332)     (1,378,332)
                                     ----------- -------- ----------- ---------- --------- --------- ------------ ---------------

BALANCE, December 31, 2001             9,606,222      961   3,602,557    (92,665)        0    12,625   (3,698,496)       (175,018)

Year ended December 31, 2002:
 144 shares issued for services          120,000       12      10,488          0         0         0            0          10,500
 144 shares issued for cash            6,031,537      603   1,069,331          0         0         0            0       1,069,934
 Deferred compensation amortization            0        0           0     92,665         0         0            0          92,665
 Other comprehensive income (loss)             0        0           0          0         0   (42,354)           0         (42,354)
 Net loss                                      0        0           0          0         0         0     (897,895)       (897,895)
                                     ----------- -------- ----------- ---------- --------- --------- ------------ ---------------

BALANCE, December 31, 2002            15,757,759    1,576   4,682,376          0         0   (29,729)  (4,596,391)         57,832

Three months ended June 30, 2003
 144 shares issued for cash            5,100,000      510     249,490          0         0         0            0         250,000
 Other comprehensive income (loss)             0        0           0          0         0    81,588            0          81,588
 Net loss                                      0        0           0          0         0         0     (507,987)       (507,987)
                                     ----------- -------- ----------- ---------- --------- --------- ------------ ---------------

ENDING BALANCE, June 30, 2003
(unaudited)                           20,857,759 $  2,086 $ 4,931,866 $        0 $       0 $  51,859 $ (5,104,378)$      (118,567)
                                     =========== ======== =========== ========== ========= ========= ============ ===============





     The accompanying notes are an integral part of the financial statements

                            Elva International, Inc.
                      Consolidated Statements of Cash Flows
                            Six Months Ended June 30,
                                   (unaudited)

                                                                                        2003                     2002
                                                                                ---------------------    ---------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                        $            (507,987)   $            (229,164)
Adjustments to reconcile net loss to net cash used by operating activities:
     Minority interest in consolidated subsidiary income                                            0                        0
     Depreciation and amortization                                                             24,611                   37,887
     Common stock issued for services                                                               0                    3,500
     Amortization of deferred compensation                                                          0                        0
     Foreign exchange transaction gain (loss)                                                       0                     (151)
     Amortization of government subsidy                                                             0                        0
     Reserve for impairment of assets                                                               0                        0
Changes in operating assets and liabilities:
     (Increase) decrease in accounts receivable                                               (61,895)                  99,920
     (Increase) decrease in inventory                                                               0                        0
     (Increase) decrease in VAT receivable                                                    (21,233)                  (4,793)
     (Increase) decrease in deposits and other assets                                          (2,837)                   9,497
     (Increase) decrease in income tax credit receivable                                         (827)                       0
     Increase (decrease) in accounts payable                                                   99,103                   29,182
     Increase (decrease) accrued expense - trade                                               (2,466)                 (29,157)
     Increase (decrease) salaries and payroll and taxes                                       (40,087)                  53,923
     Increase (decrease) in deferred revenue                                                        0                        0
                                                                                ---------------------    ---------------------

Net cash  provided (used) by operating activities                                            (513,618)                 (29,356)
                                                                                ---------------------    ---------------------

CASH FLOW FROM INVESTING ACTIVITIES:
     Purchase of property and equipment                                                       (33,680)                 (27,081)
     Sales of property and equipment                                                                0                        0
     Increase expenditure application patent                                                   (8,120)                 (38,731)
                                                                                ---------------------    ---------------------

Net cash provided (used) by investing activities                                              (41,800)                 (65,812)
                                                                                ---------------------    ---------------------

CASH FLOW FROM FINANCING ACTIVITIES:
     Proceeds from bank overdraft                                                              23,642                        0
     Repayment of bank overdraft                                                                    0                 (109,016)
     Shareholder advances                                                                           0                        0
     Shareholder advance repayments                                                           (15,595)                 (46,643)
     Receipt of conditional government subsidy                                                      0                        0
     Repayment of conditional government subsidy                                                    0                        0
     Debt payments                                                                             (1,655)                       0
     Issuance of common stock for cash                                                        250,000                  270,000
                                                                                ---------------------    ---------------------

Net cash provided by financing activities                                                     256,392                  114,341
                                                                                ---------------------    ---------------------

Effect of exchange rates on cash                                                              167,746                   10,719
                                                                                ---------------------    ---------------------

Net increase (decrease) in cash and equivalents                                              (131,280)                  29,892

CASH and equivalents, beginning of period                                                     133,223                   16,739
                                                                                ---------------------    ---------------------

CASH and equivalents, end of period                                             $               1,943    $              46,631
                                                                                =====================    =====================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid in cash                                                           $               5,295    $               9,786
                                                                                =====================    =====================

Non-Cash Financing Activities:
  Debt converted to common stock                                                $                   0    $                   0
                                                                                =====================    =====================
  144 common stock issued for stock subscription receivable                     $                   0    $                   0
                                                                                =====================    =====================





     The accompanying notes are an integral part of the financial statements

                            Elva International, Inc.
                   Notes to Consolidated Financial Statements
                   (Information with regard to the six months ended June 30, 2003 and 2002 is unaudited)


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

     e) Property and equipment All property and equipment are recorded at cost and depreciated over their estimated useful lives, using the straight-line method. Upon sale or retirement, the costs and related accumulated depreciation are eliminated from their respective accounts, and the resulting gain or loss is included in the results of operations. Repairs and maintenance charges which do not increase the useful lives of the assets are charged to operations as incurred. Depreciation expense was $10,258 and $20,584 for the six months ended June 30, 2003 and 2002, respectively.

     f) Cash and equivalents The company considers investments with an initial maturity of three months or less as cash equivalents.

     g) Patents The Company acquired two French patents, Nos. 95-15735 and 96-01872, from the founders of ELVA, SA. The Company is amortizing the cost of these patents over the remaining life of the patents. Patents in France have a 20 year life. Amortization expense was $14,353 and $17,303 for the six months ended June 30, 2003 and 2002, respectively.

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

     m) Interim financial information The financial statements for the six months ended June 30, 2003 and 2002 are unaudited and include all adjustments which in the opinion of management are necessary for fair presentation, and such adjustments are of a normal and recurring nature. The results for the six months are not indicative of a full year results.

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

     In January and February 2003, the Company sold 1,000,000 shares of restricted common stock in exchange for $200,000 in cash , or $0.30 per share, to the same investor as in the fourth quarter. In April and May 2003 the Company sold 4,100,000 shares of restricted common stock in exchange for $50,000 in cash, or $0.01 per share to an existing stockholder.

(3) Income Taxes Deferred income taxes (benefits) are provided for certain income and expenses which are recognized in different periods for tax and financial reporting purposes. The Company had net operating loss carry-forwards for income tax purposes of approximately $5,104,400, which expire $68,000 on December 31, 2011, $132,000 on December 31, 2117, $232,000 on
     December 31, 2118,  $724,000 on December 31, 2119,  $1,164,000  on December
     31, 2020,  $1,378,300  on December 31, 2021,  $897,900 on December 31, 2022
     and $508,000 on December 31, 2023.

                            Elva International, Inc.
                   Notes to Consolidated Financial Statements


(3)  Income  Taxes  (Continued)
     The amount recorded as deferred tax asset cumulative as of June 30, 2003 is approximately $2,042,000, which represents the amount of tax benefits of the loss carry-forwards. The Company has established a valuation allowance for this deferred tax asset of $2,042,000, as the Company has no history of profitable operations.

     The significant components net deferred tax asset as of June 30, 2003 are:


Net operating losses           $          2,042,000
Valuation allowance                      (2,042,000)
                               --------------------
Net deferred tax asset         $                  0
                               ====================

     The Company's subsidiary, ELVA, SA, applied for research and development income tax credits with the French government for the years ended December 31, 2001, 2000, 1999 and 1998. The credits are applied for on the Company's annual income tax return in mid-1999, 2000 and 2001. The amounts applied for were approximately $88,600, $104,500, $94,800, $15,300 and $94,400 for
     2001, 2000, 1999, 1998 and 1997, respectively. In the 4th quarter of 1999, 2000 and 2001, ELVA, SA was notified by the French government of the approval of the application for 1997, 1998 and 1999, respectively, and that payment by the government would occur in late 2002 and 2003. The Company sold the 1997 receivable to its bank on a non-recourse basis in exchange for cash in the amount of $94,400. It is now expected that the government will approve the 2000 and 2001 credits. They are expected to be paid $121,600 in 2003 and $113,600 in 2004. In 1996, ELVA, SA entered its technology in an annual technology competition. This competition is administered by ANVAR, a French quasi-governmental agency established to reward technology advances by French commercial enterprises. Elva received one of the awards from ANVAR for its technology. The Company believes, based on the foregoing, that is more likely than not that the Company will receive these ongoing tax credits from the French government. These credits reduce the income tax benefit of its net operating loss carry-forwards for the French subsidiary on a one-for-one basis.

(4) Going Concern As shown in the accompanying consolidated financial statements, the Company incurred net losses totaling $508,000 for the six months ended June 30, 2003, and reflects a stockholders' deficit of approximately $18,600 as of June 30, 2003. These conditions raise substantial doubt as to the ability of the Company to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon increasing sales and obtaining additional capital and financing. The Company has retained a registered broker/dealer to raise additional funds for the Company in an amount up to $2,000,000. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

(8) Patent License In 1997, the Company entered into a non-exclusive license with a US company, Atmel Corp., to license the Company's patent. The Company received an initial license fee of $100,000, and will receive an additional $50,000 fee once the 10 millionth unit is delivered by Atmel. The Company also receives a royalty per total units sold:


                Quantity           First 1 mm     To 10 mm     To 100 mm    Over 100 mm
                                  ------------   ----------   -----------  ------------
Unit price less than $0.51           $0.02         $0.015       $0.01       $0.0005
Unit price greater than $0.50        $0.025        $0.02        $0.015      $0.01

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

Item 2. Management's Plan of Operation

General

In February 2003, the Company sold 1,000,000 shares of its restricted common stock to Commonwealth Investments for $200,000.

In April 2003, the Company sold 1,600,000 shares of its restricted common stock to Olex Financial Ltd. for $25,000.

In May 2003, the Company sold 2,500,000 shares of its restricted common stock to Olex Financial Ltd. for $25,000.

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

Results of Operations -For the Three and Six Months Ended June 30, 2003 and 2002

Financial Condition, Capital Resources and Liquidity

For the second quarter ended June 30, 2003 and 2002 the Company recorded revenues of $4,900 and $39,500, respectively. For the six months ended June 30, 2003 and 2002, the Company recorded revenues of $19,600 and $88,200 respectively.

For the second quarter ended June 30, 2003 and 2002 the Company had salary expenses of $140,000 and $81,800, respectively. For the six months ended June 30, 2003 and 2002, the Company had salary expenses of $288,400 and $135,100, respectively.

For the second quarter ended June 30, 2003 and 2002, the Company had on a consolidated unaudited basis general and administrative expenses of $41,600 and $47,600, respectively. For the six months ended June 30, 2003 and 2002, the Company had on a consolidated unaudited basis general and administrative expenses of $124,700 and $130,600, respectively.

For the second quarter ended June 30, 2003 and 2002, the Company had on a consolidated unaudited basis total operating expenses of $195,100 and $142,300, respectively. For the six months ended June 30, 2003 and 2002, the Company had on a consolidated unaudited basis total operating expenses of $522,400 and $307,800, respectively.

Net Losses

For the second quarter ended June 30, 2003 and 2002, the Company reported a net loss from operations excluding foreign currency translation of $195,000 and $107,000, respectively. For the six months ended June 30, 2003 and 2002, the Company reported a net loss from operations excluding foreign currency translation of $508,000 and $229,200, respectively.

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

Item 3. Controls and Procedures

The Company's Chief Executive Officer and Chief Financial Officer have concluded, based on an evaluation conducted within 90 days prior to the filing date of this Quarterly Report on Form 10-QSB, that the Company's disclosure controls and procedures have functioned effectively so as to provide those officers the information necessary whether:

(i) this Quarterly Report on Form 10-QSB contains any untrue statement of a material fact or omits to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Quarterly Report on Form 10-QSB, and

(ii) the financial statements, and other financial information included in this Quarterly Report on Form 10-QSB, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this Quarterly Report on Form 10-QSB.

There have been no significant changes in the Company's internal controls or in other factors since the date of the Chief Executive Officer's and Chief Financial Officer's evaluation that could significantly affect these internal controls, including any corrective actions with regards to significant deficiencies and material weaknesses.

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

None

Item 3. Defaults in Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders.

No matter was submitted, during the quarter ending June 30, 2003, covered by this report, to a vote of the Company's shareholders, through the solicitation of proxies or otherwise.

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

10.5     [4]      Perrot, Ltd. Services Agreement dated May 1, 2001 (formerly filed as Exhibit 10.4).

10.6     [4]      Perrot, Ltd. Supplemental Agreement dated May 1, 2001
                  (formerly filed as Exhibit 10.5).

10.7     [5]      Non-Exclusive Manufacturing Agreement dated December 6, 2001 (in French).

10.8     [6]      I-PROVED Agreement dated May 5, 2003.

10.9     [7]      Consulting Agreement with Matthews Morris & Company, Inc. dated January 2,
                  2003.

23.1     [3]      Consent of Durland & Company, CPAs, P.A.

23.2     [3]      Consent of  Mintmire & Associates  (contained  in the opinion filed as Exhibit 5.1).

31.1      *       302 Certification by Chief Executive Officer

31.2      *       302 Certification by Chief Financial Officer

32.1      *       Certification by Chief Executive Officer pursuant to 18 U.S.C. 1350.

32.2      *       Certification by Chief Financial Officer pursuant to 18 U.S.C. 1350.
-------------------------------------------------

[1] Previously filed as an exhibit to the Company's Registration Statement on Form 10-SB January 27, 2000.
[2] Previously filed as an exhibit to the Company's Annual Report on Form 10-KSB filed April 16, 2001.
[3] Previously filed as an exhibit to the Company's Registration Statement on Form S-8 July 13, 2001.
[4] Previously filed as an exhibit to the Company's Quarterly Report on Form 10-QSB filed August 14, 2001.
[5] Previously filed as an exhibit to the Company's Annual Report on Form 10-KSB filed April 15, 2002.
[6] Previously filed as an exhibit to the Company's Annual Report on Form 10-KSB filed April 15, 2003.
[7] Previously filed as an exhibit to the Company's Quarterly Report on Form 10-QSB filed May 20, 2003.

* Filed herewith

(b) No Reports on Form 8-K have been filed.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            Elva International, Inc.
                                  (Registrant)

Date:    August 14, 2003         /s/ Eric Danon
                                 --------------------------------------
                                 Eric Danon, President, CEO & Director

                                 /s/ Serge Parienti
                                 --------------------------------------
                                 Serge Parienti, VP and Director