Form 10QSB
period 2003-09-30
ELVA INTERNATIONAL INC
filed 2003-11-18
CIK 1103718

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended: September 30, 2003

Commission file no.: 29201

                            ELVA INTERNATIONAL, INC.
                -----------------------------------------------
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

                    Common Stock, $0.0001 par value per share
                       ----------------------------------
                                (Title of class)

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

Yes [X] No [_]




     As of September 30, 2003, there were 20,857,759 shares of voting stock of the registrant issued and outstanding.

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

Consolidated Statements of Stockholders' Equity (Deficiency).................F-4

Consolidated Statements of Cash Flows........................................F-5

Notes to Consolidated Financial Statements...................................F-6

                            Elva International, Inc.
                           Consolidated Balance Sheets

                                                            September 30, 2003   December 31, 2002
                                                           -------------------- --------------------
                                                               (unaudited)
                                  ASSETS
CURRENT ASSETS
  Cash and equivalents                                     $             39,274 $            133,223
  Accounts receivable, net of reserve of $2,096
        and $1,887                                                      157,238               81,396
  VAT tax receivable                                                     34,770               31,143
   Inventory                                                             58,865               52,978
                                                           -------------------- --------------------
          Total current assets                                          290,147              298,740
                                                           -------------------- --------------------
PROPERTY AND EQUIPMENT
  Computers and equipment                                               227,555              172,777

        Less accumulated depreciation                                  (146,549)            (117,263)
                                                           -------------------- --------------------

          Net property and equipment                                     81,006               55,514
                                                           -------------------- --------------------
OTHER ASSETS
  Deposits and other assets                                              11,363                7,951
  Income tax credit receivable                                          110,155              215,067
  Patent                                                                611,928              543,012

        Less accumulated amortization                                  (156,128)            (120,046)
                                                           -------------------- --------------------
          Net other assets                                              577,318              645,984
                                                           -------------------- --------------------
Total Assets                                               $            948,471           $1,000,238
                                                           ==================== ====================

      LIABILITIES AND STOCKHOLDERS' EQUITY ( DEFICIENCY)
CURRENT LIABILITIES
   Bank overdraft                                          $                  0 $                  0
   Accounts payable                                                     251,674              201,261
   Accrued Expenses
       Trade                                                             61,271               73,142
       Payroll and taxes                                                115,216              215,293
   Current portion of long-term debt                                      1,805                3,197
   Advances from shareholders                                           163,064              161,863
   Conditional government subsidy                                        73,460               95,012
                                                           -------------------- --------------------

          Total current liabilities                                     666,490              749,768
                                                           -------------------- --------------------

LONG-TERM DEBT
   Conditional government subsidy                                       239,132              192,638
                                                           -------------------- --------------------

          Total long-term debt                                          239,132              192,638
                                                           -------------------- --------------------
Total Liabilities                                                       905,622              942,406
                                                           -------------------- --------------------
Minority interest in consolidated subsidiary                                  0                    0
                                                           -------------------- --------------------

STOCKHOLDERS' EQUITY (DEFICIENCY)
   Preferred stock, $0.0001 par value, authorized
        10,000,000 shares; none issued and outstanding                        0                    0
   Common stock, $0.0001 par value, authorized
        50,000,000 shares; 20,857,759 and 9,606,222
        issued and outstanding shares                                     2,086                1,576
   Additional paid-in capital                                         5,031,866            4,682,376
   Stock subscriptions receivable                                             0                    0
   Accumulated comprehensive income (loss)                               55,541              (29,729)
   Deficit                                                           (5,046,644)          (4,596,391)
                                                           -----------------------------------------

          Total stockholders' equity (deficiency)                        42,849               57,832
                                                           -------------------- --------------------
Total Liabilities and Stockholders' Equity (Deficiency)    $            948,471 $          1,000,238
                                                           ==================== ====================


     The accompanying notes are an integral part of the financial statements

                            Elva International, Inc.
      Consolidated Statements of Operations and Comprehensive Income (Loss)
                                   (unaudited)



                                                   Three Months Ended              Nine Months Ended
                                                      September 30,                  September 30,
                                              -----------------------------  ------------------------------
                                                  2003            2002           2003             2002
                                              -------------  --------------  -------------   --------------
REVENUES                                      $     197,152  $       14,774       $216,727   $      103,008
                                              -------------  --------------  -------------   --------------
OPERATING EXPENSES
   Salaries                                          78,861          93,805        367,258          228,893
   Advertising                                          100          22,167         15,816           26,319
   Depreciation and amortization                     12,538          12,484         37,149           37,236
   General and administrative                        44,639         137,842        169,342          268,479
   Research and development                               0               0         69,372                0
                                              -------------  --------------  -------------   --------------

          Total operating expenses                  136,138         266,298        658,937          560,927
                                              -------------  --------------  -------------   --------------

Operating Income(Loss)                               61,014        (251,524)      (442,210)        (457,919)
                                              -------------  --------------  -------------   --------------
OTHER INCOME (EXPENSE)
   Interest income                                        0               0            100                0
   Interest expense                                  (2,421)           (459)        (7,716)          (9,623)
   Foreign currency transaction
        gain (loss)                                    (426)           (426)          (426)            (275)
                                              -------------  --------------  -------------   --------------
          Total other income (expense)               (2,847)           (885)        (8,042)          (9,898)

Net income(loss) before tax credit
        and minority interest                        58,167        (252,409)      (450,252)        (467,817)

   Foreign income tax credit                              0               0              0                0
   Minority interest in consolidated
        subsidiary income (loss)                          0               0              0                0
                                              -------------  --------------  -------------   --------------
Net income(loss)                                     58,167        (252,409)      (450,252)        (467,817)

Other comprehensive income (loss):

   Foreign currency translation gain (loss)           3,682         (11,515)        85,270          (15,130)
                                              -------------  --------------  -------------   --------------

Comprehensive income(loss)                    $      61,849  $     (263,924) $    (364,982)  $     (482,947)
                                              =============  ==============  =============   ==============

Net income(loss) per common share, basic      $        0.01  $        (0.02) $       (0.02)  $        (0.04)
                                              =============  ==============  =============   ==============

Weighted average number of shares outstanding    20,857,759      13,885,296     18,832,118       11,349,998
                                              =============  ==============  =============   ==============











     The accompanying notes are an integral part of the financial statements

                            Elva International, Inc.
          Consolidated Statements of Stockholders' Equity (Deficiency)




                                                                                Add'l.
                                                Number of        Common         Paid-in
                                                  Shares          Stock         Capital
                                                ------------    ---------       -----------
BEGINNING BALANCE,
December 31, 1998                                 21,500,000    $   2,150       $   828,401

Year ended December 31, 1999:
   Other comprehensive income (loss)                        0           0                 0
   Net loss                                                 0           0                 0
                                                ------------    ---------       -----------

BALANCE, December 31, 1999                        21,500,000        2,150           828,401

Year ended December 31, 2000:
   Conversion of debt of subsidiary for stock      1,720,000          172           557,305
   Shares issued for cash                          3,790,000          379         1,237,500
   Shares issued to effect 2 for 1 forward split  27,010,000        2,701            (2,701)
   Other comprehensive income (loss)                       0            0                 0
   Net loss                                                0            0                 0
                                                ------------    ---------       -----------

BALANCE, December 31, 2000                        54,020,000        5,402         2,620,505

Year ended December 31, 2001:
   1 for 10 reverse split                        (48,618,000)      (4,862)            4,862
   Shares issued for cash                          3,293,640          329           586,354
   144 shares issued for services                    646,500           65           103,375
   S-8 shares issued for services                    135,000           14           269,986
   Conversion of debt of subsidiary for stock        129,082           13            17,475
   Deferred compensation amortization                      0            0                 0
   Other comprehensive income (loss)                       0            0                 0
   Net loss                                                0            0                 0
                                                ------------    ---------       -----------

BALANCE, December 31, 2001                         9,606,222          961         3,602,557

Year ended December 31, 2002:
   144 shares issued for services                    120,000           12            10,488
   144 shares issued for cash                      6,031,537          603         1,069,331
   Deferred compensation amortization                      0            0                 0
   Other comprehensive income (loss)                       0            0                 0
   Net loss                                                0            0                 0
                                                ------------    ---------       -----------

BALANCE, December 31, 2002                        15,757,759        1,576         4,682,376

Nine months ended September 30, 2003
   144 shares issued for cash                      5,100,000          510           349,490
   Other comprehensive income (loss)                       0            0                 0
   Net loss                                                0            0                 0
                                                ------------    ---------       -----------
ENDING BALANCE, September 30, 2003
(unaudited)                                       20,857,759    $   2,086       $ 5,031,866
                                                ============    =========       ===========





     The accompanying notes are an integral part of the financial statements

                            Elva International, Inc.
          Consolidated Statements of Stockholders' Equity (Deficiency)



                             Accum.                        Total
                Stock         Comp.                    Stockholders'
  Deferred      Subs.        Income                       Equity
    Comp.        Rec.        (Loss)       Deficit      (Deficiency)
 -----------  ----------   -----------  ------------   -------------
 $         0  $        0   $   (52,349) $   (432,606)  $     345,596


           0           0        (1,176)            0          (1,176)
           0           0             0      (723,712)       (723,712)
 -----------  ----------   -----------  ------------   -------------

           0           0       (53,525)   (1,156,318)       (379,292)


           0           0             0             0         557,477
           0           0             0             0       1,237,879
           0           0             0             0               0
           0           0        25,724             0          25,724
           0           0             0    (1,163,846)     (1,163,846)
 -----------  ----------   -----------  ------------   -------------

           0           0       (27,801)   (2,320,164)        277,942


           0           0             0             0               0
           0           0             0             0         586,683
    (103,440)          0             0             0               0
           0           0             0             0         270,000
           0           0             0             0          17,488
      10,775           0             0             0          10,775
           0           0        40,426             0          40,426
           0           0             0    (1,378,332)     (1,378,332)
 -----------  ----------   -----------  ------------   -------------

     (92,665)          0        12,625    (3,698,496)       (175,018)


           0           0             0             0          10,500
           0           0             0             0       1,069,934
      92,665           0             0             0          92,665
           0           0       (42,354)            0         (42,354)
           0           0             0      (897,895)       (897,895)
 -----------  ----------   -----------  ------------   -------------

           0           0       (29,729)   (4,596,391)         57,832


           0           0             0             0         350,000
           0           0        85,270             0          85,270
           0           0             0      (450,253)       (450,253)
 -----------  ----------   -----------  ------------   -------------

 $         0  $        0   $    55,541  $ (5,046,644)  $      42,849
 ===========  ==========   ===========  ============   =============

                            Elva International, Inc.
                      Consolidated Statements of Cash Flows
                         Nine Months Ended September 30,
                                   (unaudited)

                                                                   2003               2002
                                                            ------------------  -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                    $         (450,252) $        (467,817)
Adjustments to reconcile net loss to net cash used by
  operating activities:
     Minority interest in consolidated subsidiary income                     0                  0
     Depreciation and amortization                                      37,149             37,236
     Common stock issued for services                                        0              3,500
     Amortization of deferred compensation                                   0                  0
     Foreign exchange transaction gain (loss)                                0                275
     Amortization of government subsidy                                      0                  0
     Reserve for impairment of assets                                        0                  0
Changes in operating assets and liabilities:
     (Increase) decrease in accounts receivable                        (63,628)            96,318
     (Increase) decrease in inventory                                        0                  0
     (Increase) decrease in VAT receivable                                (158)            (1,653)
     (Increase) decrease in deposits and other assets                   (2,409)             3,225
     (Increase) decrease in income tax credit receivable               122,698                  0
     Increase (decrease) in accounts payable                            26,747            (40,059)
     Increase (decrease) accrued expense - trade                        (2,466)           (29,990)
     Increase (decrease) salaries and payroll and taxes               (118,116)           (46,776)
     Increase (decrease) in deferred revenue                                 0                  0
                                                            ------------------  -----------------

Net cash  provided (used) by operating activities                     (450,435)          (445,741)
                                                            ------------------  -----------------

CASH FLOW FROM INVESTING ACTIVITIES:
     Purchase of property and equipment                                (33,891)           (27,901)
     Sales of property and equipment                                         0                  0
     Increase expenditure application patent                            (8,171)           (46,814)
                                                            ------------------  -----------------

Net cash provided (used) by investing activities                       (42,062)           (74,715)
                                                            ------------------  -----------------

CASH FLOW FROM FINANCING ACTIVITIES:
     Proceeds from bank overdraft                                            0                  0
     Repayment of bank overdraft                                             0           (112,315)
     Shareholder advances                                                    0                  0
     Shareholder advance repayments                                    (15,988)           (50,751)
     Receipt of conditional government subsidy                               0                  0
     Repayment of conditional government subsidy                             0                  0
     Debt payments                                                      (1,665)            (2,817)
     Issuance of common stock for cash                                 350,000            769,999
                                                            ------------------  -----------------

Net cash provided by financing activities                              332,347            604,116
                                                            ------------------  -----------------

Effect of exchange rates on cash                                        66,201              2,342
                                                            ------------------  -----------------

Net increase (decrease) in cash and equivalents                        (93,949)            86,002

CASH and equivalents, beginning of period                              133,223             16,739
                                                            ------------------  -----------------

CASH and equivalents, end of period                         $           39,274  $         102,741
                                                            ==================  =================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid in cash                                       $            7,716  $           9,623
                                                            ==================  =================

Non-Cash Financing Activities:
  Debt converted to common stock                            $                0  $               0
                                                            ==================  =================
  144 common stock issued for stock subscription receivable $                0  $               0
                                                            ==================  =================

     The accompanying notes are an integral part of the financial statements

                            Elva International, Inc.
                   Notes to Consolidated Financial Statements
                   (Information with regard to the nine months
                ended September 30, 2003 and 2002 is unaudited)

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

     e) Property and equipment All property and equipment are recorded at cost and depreciated over their estimated useful lives, using the straight-line method. Upon sale or retirement, the costs and related accumulated depreciation are eliminated from their respective accounts, and the resulting gain or loss is included in the results of operations. Repairs and maintenance charges which do not increase the useful lives of the assets are charged to operations as incurred. Depreciation expense was $15,485 and $27,472 for the nine months ended September 30, 2003 and 2002, respectively.

                            Elva International, Inc.
                   Notes to Consolidated Financial Statements

(1)  Summary of Significant Accounting Principles (Continued)
     f) Cash and equivalents The company considers investments with an initial maturity of three months or less as cash equivalents.

     g) Patents The Company acquired two French patents, Nos. 95-15735 and 96-01872, from the founders of ELVA, SA. The Company is amortizing the cost of these patents over the remaining life of the patents. Patents in France have a 20 year life. Amortization expense was $21,664 and $30,562 for the nine months ended September 30, 2003 and 2002, respectively.

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

     m) Interim financial information The financial statements for the nine months ended September 30, 2003 and 2002 are unaudited and include all adjustments which in the opinion of management are necessary for fair presentation, and such adjustments are of a normal and recurring nature. The results for the nine months are not indicative of a full year results.

                            Elva International, Inc.
                   Notes to Consolidated Financial Statements

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

                            Elva International, Inc.
                   Notes to Consolidated Financial Statements

(2)  Stockholders'  Equity (Continued)
     In March 2002, the Company issued 20,000 shares of restricted common stock to a former employee for services. These shares were valued at 50% of the then market value, or $0.175 per share, for a total value of $3,500. In May 2002, the Company sold 1,831,538 shares of restricted common stock for $270,000 in cash, or $0.147 per share. In July 2002, the Company sold 3,333,333 shares of restricted common stock for $500,000 in cash, or $0.15 per share. In September 2002, the Company issued 100,000 shares of restricted common stock for services, valued at $0.15 per share. In November 2002, the Company sold 666,666 shares of restricted common stock in exchange for $200,000 in cash, or $0.30 per share. In December 2002, the Company sold 200,000 shares of restricted common stock in exchange for $100,000 in cash, or $0.50 per share. The cash purchaser in November and December was the same entity.

     In January and February 2003, the Company sold 1,000,000 shares of restricted common stock in exchange for $200,000 in cash , or $0.30 per share, to the same investor as in the fourth quarter. In April and May 2003 the Company sold 4,100,000 shares of restricted common stock in exchange for $50,000 in cash, or $0.01 per share to an existing stockholder.

(3) Income Taxes Deferred income taxes (benefits) are provided for certain income and expenses which are recognized in different periods for tax and financial reporting purposes. The Company had net operating loss carry-forwards for income tax purposes of approximately $5,046,600, which expire $68,000 on December 31, 2011, $132,000 on December 31, 2117, $232,000 on
     December 31, 2118,  $724,000 on December 31, 2119,  $1,164,000  on December
     31, 2020,  $1,378,300  on December 31, 2021,  $897,900 on December 31, 2022
     and $450,300 on December 31, 2023.

     The amount recorded as deferred tax asset cumulative as of September 30, 2003 is approximately $2,042,000, which represents the amount of tax benefits of the loss carry-forwards. The Company has established a valuation allowance for this deferred tax asset of $2,042,000, as the Company has no history of profitable operations.

         The significant components net deferred tax asset as of September 30, 2003 are:


Net operating losses                     $       2,042,000
Valuation allowance                             (2,042,000)
                                         -----------------
Net deferred tax asset                   $               0
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

                            Elva International, Inc.
                   Notes to Consolidated Financial Statements

(3)  Income  Taxes (Continued)
     2000 and 2001, ELVA, SA was notified by the French government of the approval of the application for 1997, 1998 and 1999, respectively, and that payment by the government would occur in late 2002 and 2003. The Company sold the 1997 receivable to its bank on a non-recourse basis in exchange for cash in the amount of $94,400. In the third quarter 2003, the Company received the 2000 credit in the amount of approximately $122,700. It is now expected that the government will approve the 2001 credits. They are expected to be paid approximately $110,200 in 2004. In 1996, ELVA, SA entered its technology in an annual technology competition. This competition is administered by ANVAR, a French quasi-governmental agency established to reward technology advances by French commercial enterprises. Elva received one of the awards from ANVAR for its technology. The Company believes, based on the foregoing, that is more likely than not that the Company will receive these ongoing tax credits from the French government. These credits reduce the income tax benefit of its net operating loss carry-forwards for the French subsidiary on a one-for-one basis.

(4) Going Concern As shown in the accompanying consolidated financial statements, the Company incurred net losses totaling $450,300 for the nine months ended September 30, 2003, and reflects a stockholders' deficit of approximately $42,800 as of September 30, 2003. These conditions raise substantial doubt as to the ability of the Company to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon increasing sales and obtaining additional capital and financing. The Company has retained a registered broker/dealer to raise additional funds for the Company in an amount up to $2,000,000. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

(8) Patent License In 1997, the Company entered into a non-exclusive license with a US company, Atmel Corp., to license the Company's patent. The Company received an initial license fee of $100,000, and will receive an additional $50,000 fee once the 10 millionth unit is delivered by Atmel. The Company also receives a royalty per total units sold:

                                   First        To           To          Over
             Quantity              1 mm         10 mm        100 mm      100 mm
                                ------------   ----------  ----------  ---------
Unit price less than $0.51         $0.02         $0.015      $0.01       $0.0005
Unit price greater than $0.50      $0.025        $0.02       $0.015      $0.01

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

Results of Operations -For the Three and Nine Months Ended September 30, 2003 and 2002

Financial Condition, Capital Resources and Liquidity

For the third quarter ended September 30, 2003 and 2002 the Company recorded revenues of $197,152 and $14,774, respectively. For the nine months ended September 30, 2003 and 2002, the Company recorded revenues of $216,727 and $103,008 respectively.

For the third quarter ended September 30, 2003 and 2002 the Company had salary expenses of $78,861 and $93,805, respectively. For the nine months ended September 30, 2003 and 2002, the Company had salary expenses of $367,258 and $228,893, respectively.

For the third quarter ended September 30, 2003 and 2002, the Company had on a consolidated unaudited basis general and administrative expenses of $44,639 and $137,842, respectively. For the nine months ended September 30, 2003 and 2002, the Company had on a consolidated unaudited basis general and administrative expenses of $169,342 and $268,479, respectively.

For the third quarter ended September 30, 2003 and 2002, the Company had on a consolidated unaudited basis total operating expenses of $136,138 and $266,298, respectively. For the nine months ended September 30, 2003 and 2002, the Company had on a consolidated unaudited basis total operating expenses of $658,937 and $560,927, respectively.

Net Losses

For the third quarter ended September 30, 2003, the Company reported a net income from operations excluding foreign currency translation of $61,849. For the third quarter ended September 30, 2002, the Company reported a net loss from operations excluding foreign currency translation of $252,409. For the nine months ended September 30, 2003 and 2002, the Company reported a net loss from operations excluding foreign currency translation of $450,252 and $467,817, respectively.

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

None

Item 3. Defaults in Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders.

No matter was submitted,  during the quarter ending September 30, 2003,  covered
by  this  report,  to  a  vote  of  the  Company's  shareholders,   through  the
solicitation of proxies or otherwise.

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K

(a) The exhibits required to be filed herewith by Item 601 of Regulation S-B, as described in the following index of exhibits, are incorporated herein by reference, as follows:

Exhibit no.       Descriptions
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

10.8     [6]      I-PROVED Agreement dated May 5, 2003.

10.9     [7]      Consulting Agreement with Matthews Morris & Company, Inc. dated January 2,
                  2003.

23.1     [3]      Consent of Durland & Company, CPAs, P.A.

23.2     [3]      Consent of  Mintmire & Associates  (contained  in the opinion filed as Exhibit 5.1).

31.1      *       Section 302 Certification

32.1      *       Section 906 Certification pursuant to 18 U.S.C. 1350.
-------------------------------------------------

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

                            Elva International, Inc.
                               ------------------
                                  (Registrant)


Date:    November 14, 2003       /s/ Eric Danon
                                 --------------------------------------
                                 Eric Danon, President, CEO & Director

                                 /s/ Serge Parienti
                                 --------------------------------------
                                 Serge Parienti, VP and Director

                                 /s/ Patrick Misko
                                 --------------------------------------
                                 Patrick Misko, VP and Director