Form 10KSB
period 2003-12-31
ELVA INTERNATIONAL INC
filed 2004-04-14
CIK 1103718

Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-KSB

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10- KSB or any amendment to this Form 10-KSB. [X]

The  Registrant's   revenue  for  the  fiscal  year  ended  December  31,  2003:
$335,964.

The aggregate market value of the voting and non-voting common equity held by non-affiliates (computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity) as of February 18, 2004 was $531,140.94.

There were 20,807,764 shares of the registrant's common stock outstanding as of February 18, 2004.

DOCUMENTS INCORPORATED BY REFERENCE: None

Transitional Small Business Disclosure Format: Yes [_] No [X]

                            SUMMARY TABLE OF CONTENTS

PART I.........................................................................4

Item 1.    Description of Business.............................................4

Item 2.    Description of Property............................................22

Item 3.    Legal Proceedings..................................................22

Item 4.    Submission of Matters to a Vote of Security Holders................22

PART II.......................................................................23

Item 5.    Market Price of and Dividends on the Registrant's Common
           Equity and Other Shareholder Matters...............................23

Item 6.    Management's Discussion and Analysis or Plan of Operation..........24

Item 7.    Financial Statements..............................................F-1

Item 8.    Changes in and Disagreements with Accountants......................39

PART III......................................................................39

Item 9.    Directors, Executive Officers, Promoters and Control Persons.......39

Item 10.   Executive Compensation.............................................40

Item 11.   Security Ownership of Certain Beneficial Owners and Management.....41

Item 12.   Certain Relationships and Related Transactions.....................42

Item 13.   Index to Exhibits..................................................43

Item 14    Principal Accountant Fees and Services.............................44

SIGNATURES....................................................................46

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

In March 2003, the Company agreed to issue 2,650,000 shares of restricted common stock to settle an accrued liability of $265,000. The shares were actually issued in April and May 2003.

(b) Business of Issuer.

General

One of the main objectives of ELVA is to participate in the globalization of e-commerce, through providing secure online purchasing and customer loyalty incentives between individuals and businesses. The latter, whether they are banks or retailers, telecommunication operators or Internet service providers, issue cards in order to allow for payment and to promote customer loyalty. ELVA foresees a consumer that can order goods and services with the same card in stores, online with any telephone set or computer, anytime and anywhere, with maximum security. This system, based on VocaliD(R) smart card technology, is described as the Company's "butterfly scheme."

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

The Company's VocaliD(R) first prototype was awarded the " best new technology of the year" during the "Cartes 98" exhibition which is acknowledged by the industry as the most important smart card exhibition worldwide. After six years of research and development, including the setting of industrial processes, the Company has built up two kinds of VocaliD(R)-based smart cards. The Company's goal is to make its VocaliD technology an International standard in the area of secure transactions mainly including e-banking, e-commerce, telecommunications and e-government applications.

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

Therefore, the Company believes it is strongly positioned in the banking, retail, telecommunications and e-commerce sectors thanks to VocaliD's acoustic interface: The Company's specific chip provides secure online features without card readers from any PC or phone set. Moreover the card also matches with current magnetic stripe-based infrastructures in addition to most future chip card standard applications.

Therefore VocaliD(R) smart cards should allow the Company to provide a wide range of applications using smart card readers for face to face transactions in addition to its acoustic interface features that require no card readers for e-commerce or any distant transaction online. This technological evolution is strategic for it should lead to the deployment of VocaliD(R) smart cards in every country, whether they have magnetic stripe or chip readers.

Vocalid(R), the online Smart Card

A Vocalid(R) smart card is a credit card-sized plastic card in which an integrated circuit, containing a specific chip is embedded. The authentication data on the card can be read via the emission of a secure audio sequence generated by vibration of the card itself or of an external acoustic module. VocaliD innovative acoustic interface exists under two concepts:

Vocalid card with integrated acoustics (VCIA): This first kind of Vocalid card consists in integrating acoustic components within the card itself. Then the card is all that is required in order to ensure online security with any communication device - phone or PC withour card readers. Although this solution represents a technological breakthrough in terms of online applications, it is not yet compliant with all banking requirements related to offline payment. The heart of the matter is the availability of some specific components. For various reasons related to costs, format and components availability the Company has decided to abort marketing deployment of this product.

Vocalid card with external acoustic module (VCEAM): The second kind of Vocalid card consists in placing the acoustic components within an external tiny device. At each online transaction, the card will be inserted in this very little box in order to send the authentication sound sequence. The chip on the card is the same as in the first concept. The external acoustic device is not a chip card reader, it is a specific and low cost acoustic device that can only be activated by insertion of a VocaliD card (the chip controls the whole process). Moreover it does not have to be connected. This second concept is fully compliant with banks requirements in terms of card specifications from an international point of view. It has the standard format card that meets any magnetic stripe-based payment and loyalty infrastructure requirements. Therefore, this second family of VocaliD cards will be marketed and issued as a universal acoustic smart card. The Company's endeavors will be focused on marketing this second family of Vocalid product.

This is the process for a Vocalid card-based online authentication: Once the remote server receives the data from the card (authentication sequence), it authenticates the card, with the application of ELVA's software. Once the card is authenticated, the server may ask the card holder to identify himself by entering his PIN. This depends on the level of security required for the given online service. Then the service is open or the payment process completed through a conventional payment gateway. The above sequence is not reusable for the cryptographic part of the Vocalid seque,ce is random and synchronizes only with the server.

E-commerce applications using VocaliD system do not require any information/application to be stored within the card, in the computer or in the telephone set. For transactions in the real world with a card reader, be it a magnetic stripe or a chip reader, VocaliD(R) is used as a traditional card: For online authentication, telephone sets and computer microphones are natural readers of VocaliD(R) smart card.

VocaliD online security model relies on the combination of two complementary features that perfectly meets the e-commerce requirements in terms of security:

No online transmission of fixed codes or credit card numbers: VocaliD smart cards generate pseudo random cryptograms with each use for online authentication, which are synchronized with a remote server (called the authentication server). The cardholder no longer enters or announces his credit card number when purchasing over the Internet or any telecommunication network. Even the cardholder does not know what are the codes the card sends.

Same level of security from everywhere, using any terminal: Transmission is possible from any telephone set or computer's microphone since the above pseudo random authentication sequences are conveyed by an "acoustic vehicle". Therefore, this authentication process may be required in every situation and other modes may abandoned.

The VocaliD(R)'s business environment and positioning are characterized by six trends and three features:

Six trends

1. Tremendous increase in online exchanges (call centers, IVR, internet and telecommunication services)
2. Convergence of e-commerce with conventional in-the-store purchasing with more and more linkages between these two modes of commerce
3.   Demand for secure online payment models
4. Globalization of card concepts in daily life for payment, multi service options, co-branding and loyalty schemes
5. More and more significant presence of smart card actors to market their products worldwide
6. Evolution of stakes and techniques in marketing, bringing about more customer relationship management issues. A card often materializes this relation between the business issuer and the customer.

Three VocaliD(R) features

1.   Online multi access without card readers
2.   Security from any terminal then combining mobility with security
3. Multi application through combined chip card based technologies in addition to any other card standard like magnetic stripe

THE SMART CARD INDUSTRY

First mainly installed in pay telephones, smart cards are now being used for mobile phones, customer loyalty tracking, payment, transportation, car parking, arcade games and vending machines. Any coin-operated machine can be converted to a smart card format. Other applications include automated teller machines, point-of-sale terminals, personal computers, electronic ticketing and automatic fare collection. Theoretically, smart cards can be utilized everywhere; however, one of the main problems of traditional off line-based smart card systems is the need for specific readers, which are expensive and restrictive. Therefore, the traditional smart card model will hardly become a standard in the e-commerce sector since that model would require every telephone set and every computer to be fitted with card readers. This is where Vocalid technology can play a major role since it is a concrete, tested and available solution for online strong authentications without card readers.

Smart Card History

During the past 20 years, smart cards have evolved from a leading edge technology, developed by a handful of industrial promoters (historically based in France), to a mass market medium with worldwide applications in such fields as debit/credit cards, payment cards, mobile phones and security access cards. The market has evolved from straight forward memory applications to, where the card stored basic data for a given application (typically pre-paid phone cards), to truly interactive application devices where the microprocessor carries the "client" single application and -more and more so- multi applications.

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

2000 Geographic breakdown of card shipments:

                                2000 (Mu)
                                ---------
EMEA                             888
ASPAC                            424
South America / North America    291
                                -----
Total                           1603

VocaliD can play a major role within the following families of products Market sizes :

     -    Magnetic stripe cards : more than 6 billion
     - Smart cards (see statistics attached) : More than 2 billion, 4 billion in 2005
     - Tokens (source : Frost & Sullivan) : 16 million in 2001, 52 Million in 2005.

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

The manufacturing cost of a traditional smart card varies from less than $1 to approximately $10 depending on the amount of information the card holds and the complexity of the microchip or its operating system. Similarly, the cost of a reader device can vary from $10 to $1,000, depending on the complexity and functionality of the terminal.

Though VocaliD is a smart card system, the true market size to be considered for this technology must mainly be based on the number of people purchasing or using online value added services with telephones and computers. This can be compared with the traditional smart card market size always restricted by the deployment of smart card readers.

VocaliD(R) is the fourth step in plastic card technology.

Company analysis of the foregoing data indicates that VocaliD(R) smart card technology represents the next step in the evolution of credit/debit/loyalty instruments and related products and services. VocaliD(R) Smart card systems differ from other ID and payment mechanisms in their ability to set up secure online authentication models without requiring specific card readers. Moreover, the philosophy of the system is the following: "let the remote server carry out the processing part." The card supplies the mobility and a part of the security of the system while the server supplies the other part of security process in addition in addition to online applications (like user's account database and management). The sophisticated encryption algorithms and other security mechanisms that the chip employs provide secure information protection. This philosophy matches with any remote transaction system that requires security from anywhere the user stands.

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

There are two main differences between magnetic stripe cards and chip cards: The first type is not very secure (criminals duplicate information from the magnetic stripe of a credit or debit card and use such clones for their own benefit) and work on-line. The second type is secure but mostly works off-line with the card reader. What they have in common is that they both require specific card readers; therefore, they cannot be used anytime or anywhere (at home for example).

The next step in plastic card evolution is Acoustic ISO cards providing secure online transactions features without card readers. The card is based on a chip card technology and combines acoustic, magnetic stripe and conventional chip card features. Such combined features are patented by ELVA and VocaliD(R) is still the first and only full ISO acoustic chip card in the world: It is manufactured like any other chip card, compliant with any process known by the card industry and matches with any standard or process required by card issuers.

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

The Company believes widespread acceptance and use of VocaliD(R) smart card technology will occur following the transition from magnetic stripe only infrastructure to one that includes both magnetic stripe and audio sequenced smart cards, which do not require new readers. This may be the most acceptable means to meet, on a worldwide scale, the eventual and unavoidable convergence of traditional purchase in stores and secure electronic remote services.

The Company believes its technology will open up new opportunities in regards to the way people interact with financial institutions, healthcare providers, retailers, governments and others by enabling an individual to exchange information and payment through the smart card VocaliD(R) microchip technology.

COMPETITIVE ADVANTAGES

The Company believes its exclusive acoustic interface to be a technical breakthrough in terms of ability to be universal read. When traditional smart card requires specific card readers, VocaliD(R) requires none. Therefore, VocaliD brings about an advantage in the worldwide race for smart card deployment in the e-banking, e-commerce and e-government sectors.

Other  acoustic  authentication  devices  exist,  but none of them are ISO smart cards; their manufacturing process is not standardized while VocaliD manufacturing is based on the smart card process with standard industrial equipment. Moreover, other acoustic authentication devices cannot be used in chip readers unless two chips are embedded. The company's acoustic chip can lead to further developments for new chips combining acoustic features and any kind of reader-based applications. The Company believes that its VocaliD(R) the more realistic merging of e-transactions with the real world in terms of secure authentication, payment and global marketing while being cost effective, widely available and usable at the same time.

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

Phase 1: 2004 / 2006: Positioning VocaliD technology
--------------------------------------------------------------------------------
Sales of VocaliD smart card (VCEAM) on its market in North America, Europe and Asia.

Market Segmentation

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

Development of a licensing policy meant to enlarge the VocaliD industrial infrastructure, thus providing multi sourcing while enhancing the Company's revenue model.

Communication

PR

Web Site Internet / online advertising campaigns
Direct Marketing
Exhibitions

Technical issues

VocaliD demo and business platforms through strategic partnerships relying on ELVA's official European project: iProved.

Continuous enhancement of VocaliD technology

A new chip architecture is currently being studied in order to assess the opportunity and conditions of developing and providing the market with acoustic chips combining a wider range of security features and contact-based applications.

Phase 2 : From  late 2006:  Towards  VocaliD  standardization  and enhancement of the Company's project
--------------------------------------------------------------------------------
Making VocaliD an International standard

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

The Company's VocaliD(R)customers are, on one the hand, strategic end users like banks, telcos and retailers and, on the other hand, VocaliD(R)resellers like system integrators. As a matter of fact, the latter will be ELVA's main customers since the Company do not intend to compete with them by selling large volumes of Vocalid smart cards directly to card issuers. End users must actually be considered as marketing targets, not as regular customers.

Marketing

The Company believes that if it is able to attain recognition as a smart card standard in such large markets as e-banking, e-commerce, e-government, retail and telecommunications, VocaliD(R) volumes may reach hundreds of millions of cards. However, there is no assurance that the Company will be able to attain industry standard recognition. VocaliD's ability to combine acoustic features with traditional chip-based contact applications will however ensure the Company a significant market share in the industry.

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

Marketing campaigns targeting end users like banks, retailers and Internet firms have been postponed due to a lack of funding. Nevertheless, the partnership program aimed at cooperation with system integrators has been launched in Europe through the "iProved" project, consisting in the setting up of a 100% VocaliD-based transactional platform, opened to service providers. In addition to the "I-Proved" platform, pilot tests in cooperation with end users and system integrators have been achieved. Vocalid smart cards have been successfully tested in Europe, mainly through the iProved platform. It has also been validated in China and in United States.

CURRENT AND FUTURE MARKETS FOR VocaliD(R)

Considering basic functions of its technology, the Company believes the following industries are best suited for VocaliD(R) smart card technology.

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

VocaliD market segmentation

BASIC FUNCTIONS  TRANSVERSAL STRATEGIC FUNCTIONS    Market segmentation
---------------  ---------------------------------- ---------------------------------------
Access control   Security / Added value             Banking
Payment          CRM (Customer Relationship         *     Payment / online &in the store
                 management)                        *     e-banking / transactions &access
                 Convergence online / in the shop   to bank account, services
                 (for clicks & mortar)
                                                    IT / e-commerce
                                                    *     Telcos
                                                    *     Dot coms
                                                    *     SPs, Internet portals

                                                    Retail
                                                    *     Private payment
                                                    *     Access control / Loyalty


                                                    Multi-application / Citizen related
                                                    *     Healthcare
                                                    *     Cities and governments
---------------  ---------------------------------- ---------------------------------------

               LICENSE AGREEMENTS AND INTELLECTUAL PROPERTY RIGHTS

We regard our technology as proprietary and accept to license our products (hardware and software) generally under written license agreements executed by licensees. We have registered several patents and some patent applications are pending.

Patents : ELVA holds 7 French patents, 2 US patents, 2 European patents(duration : from the date of registration, 20 years) :

     -France and Europe:# 2 743 172 (France on 1995, December 29th), #0 870 279 (Europe on 2001, July 25th) for "dispositif portatif d'acces a au moins un service dispense par un serveur", or "portable device for access to at least one service provided by a server Foreign patent applications".

     -France and USA: #96 01872 (France on 1996, February 15th), #6,393,567 (USA on May 21, 2002)for "procede pour faire autoriser par un serveur l'acces a un service a partir de dispositifs portatifs a microcircuits electroniques de type carte a memoire par exemple", or "a method for enabling a server to authorize access to a service from portable devices having electronic microcircuits, E.G devices of the smart card type":

Foreign patent applications pending:

Canada : #2,246,301                 (08/12/98)
Europe : #97905199 2                (02/13/97)
Japan : #529050/97                  (08/13/98)

     -France, USA and Europe: # 2 766 288 (France on 1997, July 15th) #6,421,431 (USA on July 16, 2002), #0 996 929 (Europe on 2002, December 4th) for "procede et systeme de transmission sous forme vocale d'une sequence de donnees binaires a partir d'un transducteur piezoelectrique", or "method and system for voice transmission of a binary data sequence from a piezoelectric transducer".

Foreign patent applications pending:

Canada : #2,297,259                 (01/11/00)
Japan : #503509/2000                (01/17/00)

     -France:# 2 770 717 (France on 1997, November 5th), for "procede pour emettre des signaux acoustiques a partir d'une carte a memoire ou a puce, et carte pour la mise en oeuvre du procede", or "method to emit acoustic signals from a smart card, and card to implement this method." Foreign patent applications pending:

Europe : #98954511 6                (04/07/00)
USA : # 09/530587                   (05/05/00)
Japan : # 2000-519539               (04/07/00)

     -France: # 2 796 512 on 1999, July 13th for - "carte a memoire pour emettre des signaux acoustiques ", or "smart card to emit acoustic signals".

     -France: # 2 810 766 on 2000, June 23rd for " procede pour selectionner un mode de fonctionnement d'une carte a puce...", or "method to select a operating mode of the smart card..."

Moreover, the Company is currently widening and enhancing its industrial property asset through a new patent related to the extension of VocaliD range of products:

     -France: #02 03206 on March 15, 2002 for"Dispositif pour transmettre des informations par des moyens acoustiques" or "device for transmission of information using acoustic means"

Foreign patent application: # WO 03/079283 on March 14, 2003

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

Our competitors vary in size and in the scope and breadth of the products and services offered. We may encounter competition from a number of sources, including, Gemplus, Innovatron, Avtivecard, Oberthur Card Systems, Schlumberger, Siemens and DigiCash. We compete against numerous, smaller, privately-held companies like Xiring and Audiosmartcard International with fewer resources based on breadth of product features and functionality, as well as larger, publicly-held companies with greater resources and having greater product and market diversification.

Nevertheless, most of those competitors may become partners and/or ELVA's licensees and then, they could as well be considered as ELVA's leverages. This would be due to the high potential of VocaliD(R) that might help smart card industrialists to enter US market for instance, thanks to an online/readerless positioning.

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

The French court has decided that ELVA S.A, which is the Company's subsidiary must refund Mr. Cedric Colnot's current account.

Item 4. Submission of Matters to a Vote of Security Holders

None.





                [BALANCE OF THIS PAGE INTENTIONALLY LEFT BLANK.]

                                     PART II

Item 5. Market Price of and Dividends on the Registrant's Common Equity and Other Shareholder Matters. Market Information

2004                                HIGH                 LOW
------                             --------            -----
March 31, 2004                      0.06                0.06

2003                                HIGH                 LOW
------                             --------            -----
December 31, 2003                   0.06                0.06
September 30, 2003                  0.06                0.06
June 30, 2003                       0.06                0.06
March 31, 2003                      0.10                0.10

2002                                HIGH                 LOW
------                             --------            -----
December 31, 2002                   0.25                0.10
September 30, 2002                  0.17                0.14
June 30, 2002                       0.48                0.17
March 31, 2002                      0.75                0.27


2001                                HIGH                 LOW
-------                            -------             -----
December  31, 2001                  1.45                0.22
September 30, 2001                  4.25                1.01
June 30, 2001                       1.75                0.36
March 31, 2001                      4.64                0.88

2000                                HIGH                 LOW
-------                            -------             -----
December  31, 2000                  2.00                0.94
(* 2:1 Stock Split October 2, 2000)
September 30, 2000                  3.00                1.50
June 30, 2000                       7.50                3.00
March 31, 2000                     11.00                1.75

1999                                HIGH                 LOW
-------                            -------             -----
December  31, 1999                  4.13                3.88
September 30, 1999                   N/A                 N/A
June 30, 1999                        N/A                 N/A
March 31, 1999                       N/A                 N/A

The approximate number of holders of record of common equity is 83 as of February 18, 2004.

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

The Company's Board of Directors has decreased cash burn rate and attempted to conclude important VocaliD-based contracts that should bring about mid-term significant VocaliD card sales- based revenues in key markets.

The setting up of the VocaliD-based European transactional plat-form that began in May 2002 has been finished. The platform is available and has been successfully tested. It will now stand at the center of a co business development strategy that will be carried out along with the Company's European partners. We remind that this platform called "iProved" for European Platform Relying on VocaliD Engineering and Deployment was conceived and introduced by Elva in 2001 to the European Commission.

The concept of a VocaliD smart card External Acoustic Module (EAM) has been entirely validated by the Company together with partners and distributors. Therefore, the VocaliD technology has reached a new maturity through products that are strongly recognized as reliable and cost effective.

The manpower has been reduced again down to 5 people: 3 managers, 1 Sales and Marketing and 1 R&D - technical support. In addition to the person who is specifically in charge of sales.

The Company has achieved the restructuring phase aiming at improving its financial situation and at preparing the setting up of a new plan of operation and development:

     1. Although human resources and related sales efforts are obviously limited, the Board of Directors considers that they are sufficient for the achievement of the mid-term main objective. Break even point has been attained and has to be maintained on regular basis. Debt has been significantly reduced and must decrease again in order to ensure safety to the Company's subsidiary.

     2. The Company has achieved the first cycle of its technological investment program which leads to the availability of a reliable smart card product, a valuable technological asset and a whole transactional platform based on its technology.

     3. Therefore the Company had stabilized its technological asset and product range and reliability. Pure R&D efforts have been stopped and should be relaunched after significant sales of Vocalid cards and market demand for specific acoustic chips. Now that restructuring phase has been achieved the Board of Directors has to focus on the combination of two short term achievements:

* Elva S.A the Company's subsidiary has to get out of debt and continue to ensure the financing of its operations by maintaining break even. Elva S.A's debt must be reduced in order to put the Company's subsidiary out of danger and release financial pressure. This specific issue will probably require additional private placements within the next few weeks.

* Achieve VocaliD cards-based significant purchase orders and deployments and value on key market segments.

The short term plan of operation that should be achieved within the next six months is the following:

     1. To refund the main part of Elva S.A's debt while making the subsidiary profitable.

     2. To achieve at least two strategic contracts related to VocaliD-based sales

     3. To assess a new R&D strategy.

     4. To launch iProved platform-business phase together with European partners

     5. To prepare and issue by the end the year a new strategy for the Company including structure growth and organization, R&D program, product development plan, sales and marketing plan.

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

Results of Operations -For the Twelve Months Ending December 31, 2003 & 2002 Financial Condition, Capital Resources and Liquidity

For the twelve months ending December 31, 2003 and 2002 the Company recorded revenues of $335,964 and $329,389 respectively. For the twelve months ending December 31, 2003 and 2002 the Company had total salary expenses of $382,312 and $390,513 respectively.

For the twelve  months  ending  December 31, 2003 and 2002 the Company had, on a
consolidated  basis,  general  and  administrative   expenses  of  $301,301  and
$317,628, respectively.

For the twelve months ending December 31, 2003 and 2002, the Company had on a consolidated basis total operating expenses of $883,909 and $1,194,081.

Net Losses

For the twelve months ending December 31, 2003 and 2002, the Company reported a net loss from operations including currency translation of $561,785 and $940,249 respectively.

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

Employees

The manpower has been reduced to 5 people: 3 managers, 1 Sales and Marketing and 1 R&D - technical support. Our future performance depends in significant part upon the continued service of our key technical and management personnel, and our continuing ability to attract and retain highly qualified and motivated personnel in all areas of our operations. Competition for such personnel is intense. We provide no assurance that we can retain key managerial and technical employees or that we can attract, assimilate or retain other highly qualified personnel in the future. Our employees are not represented by a labor union. We have not experienced any work stoppages and consider our employee relations to be good.

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

Research and Development Plans

R&D strategy is being refined through the analysis of market demand and offer in terms of chips and will be decided by the end of 2004. Our main goal is to enhance Vocalid technology features in terms of personalization, security, multi application, multi platform and product costs. For that purpose, chip design-based positioning and software development related to resources will be accurately refined.

Item 7. Financial Statements

The required consolidated financial statements begin on page F-1 of this document.









                [BALANCE OF THIS PAGE INTENTIONALLY LEFT BLANK.]

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

Consolidated Statements of Cash Flows........................................F-6

Notes to Consolidated Financial Statements...................................F-7

                          INDEPENDENT AUDITORS' REPORT




The Board of Directors and Stockholders
Elva International, Inc.
West Palm Beach, Florida


We have audited the accompanying consolidated balance sheets of Elva International, Inc., (the "Company") as of December 31, 2003 and 2002 and the related consolidated statements of operations and comprehensive income (loss), stockholders' equity (deficiency) and cash flows for each of the two years in the period ended December 31, 2003. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2003 and 2002 and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2003, in conformity with U.S. generally accepted accounting principles.

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


/s/Durland & Company, CPAs, P.A.
Durland & Company, CPAs, P.A.

Palm Beach, Florida
April 9, 2004

                            Elva International, Inc.
                           Consolidated Balance Sheets
                                  December 31,

                                          ASSETS                     2003             2002
                                                                --------------- ----------------
CURRENT ASSETS
  Cash and equivalents                                          $        41,495 $        133,223
  Accounts receivable, net of reserve of $2,272 and $1,887              205,860           81,396
  VAT tax receivable                                                     10,852           31,143
   Inventory                                                             48,308           52,978
                                                                --------------- ----------------
          Total current assets                                          306,515          298,740
                                                                --------------- ----------------
PROPERTY AND EQUIPMENT
  Computers and equipment                                               246,637          172,777
        Less accumulated depreciation                                  (164,711)        (117,263)
                                                                --------------- ----------------
          Net property and equipment                                     81,926           55,514
                                                                --------------- ----------------
OTHER ASSETS
  Deposits and other assets                                              35,917            7,951
  Income tax credit receivable                                          119,393          215,067
  Patent                                                                717,368          543,012
        Less accumulated amortization                                  (177,479)        (120,046)
                                                                --------------- ----------------
          Net other assets                                              695,199          645,984
                                                                --------------- ----------------
Total Assets                                                    $     1,083,640 $      1,000,238
                                                                =============== ================
       LIABILITIES AND STOCKHOLDERS' EQUITY ( DEFICIENCY)
CURRENT LIABILITIES
   Accounts payable                                             $       350,483 $        201,261
   Accrued Expenses
       Trade                                                            237,152           73,142
       Payroll and taxes                                                162,293          182,936
   Current portion of long-term debt                                      1,956            3,197
   Provision for litigation and forex gain/loss                          58,143           32,357
   Advances from shareholders                                           176,598          161,863
   Conditional government subsidy                                        82,896           95,012
                                                                --------------- ----------------
          Total current liabilities                                   1,069,521          749,768
                                                                --------------- ----------------
LONG-TERM DEBT
   Conditional government subsidy                                       168,072          192,638
                                                                --------------- ----------------
          Total long-term debt                                          168,072          192,638
                                                                --------------- ----------------
Total Liabilities                                                     1,237,593          942,406
                                                                --------------- ----------------
Minority interest in consolidated subsidiary                                  0                0
                                                                --------------- ----------------
STOCKHOLDERS' EQUITY (DEFICIENCY)
   Preferred stock, $0.0001 par value, authorized
        10,000,000 shares; none issued and outstanding                        0                0
   Common stock, $0.0001 par value, authorized
        50,000,000 shares; 20,857,759 and 15,757,759
        issued and outstanding shares                                     2,086            1,576
   Additional paid-in capital                                         5,031,866        4,682,376
   Accumulated comprehensive income (loss)                              (13,087)         (29,729)
   Deficit                                                           (5,174,818)      (4,596,391)
                                                                --------------- ----------------
          Total stockholders' equity (deficiency)                      (153,953)          57,832
                                                                --------------- ----------------
Total Liabilities and Stockholders' Equity (Deficiency)         $     1,083,640 $      1,000,238
                                                                =============== ================

     The accompanying notes are an integral part of the financial statements

                            Elva International, Inc.
      Consolidated Statements of Operations and Comprehensive Income (Loss)
                             Year Ended December 31,

                                                                     2003             2002
                                                                --------------- ----------------
REVENUES                                                        $       335,964 $        329,389
                                                                --------------- ----------------
OPERATING EXPENSES
    Salaries                                                            382,312          390,513
    Advertising                                                          16,082           31,918
    Depreciation and amortization                                       113,675           48,022
    General and administrative                                          301,301          317,628
    Research and development                                             70,539          406,000
                                                                --------------- ----------------
          Total operating expenses                                      883,909        1,194,081
                                                                --------------- ----------------
 Operating Loss                                                        (547,945)        (864,692)
                                                                --------------- ----------------
OTHER INCOME (EXPENSE):
    Interest income                                                         102                0
    Interest expense                                                     (9,728)         (15,376)
    Foreign currency transaction gain (loss)                            (20,856)         (17,827)
    Gain (loss) on sale of property and equipment                             0                0
    Reserve for impairment of assets                                          0                0
                                                                --------------- ----------------
          Total other income (expense)                                  (30,482)         (33,203)
                                                                --------------- ----------------
Net loss before tax credit and minority interest                       (578,427)        (897,895)
    Foreign income tax credit                                                 0                0
    Minority interest in consolidated subsidiary income (loss)                0                0
                                                                --------------- ----------------
Net loss                                                               (578,427)        (897,895)
Other comprehensive income (loss):
    Foreign currency translation gain (loss)                             16,642          (42,354)
                                                                --------------- ----------------
Comprehensive loss                                              $      (561,785)$       (940,249)
                                                                =============== ================
Net loss per common share                                       $        (0.03) $          (0.07)
                                                                =============== ================
Weighted average number of common shares outstanding                 19,342,691       12,319,885
                                                                =============== ================


     The accompanying notes are an integral part of the financial statements

                            Elva International, Inc.
          Consolidated Statements of Stockholders' Equity (Deficiency)

                                                                                         Accum.                        Total
                                                                 Add'l.                  Comp.                      Stockholders'
                                           Number of  Common     Paid-in     Deferred    Income                       Equity
                                             Shares    Stock     Capital       Comp.     (Loss)        Deficit     (Deficiency)
                                          ----------- -------  -----------   ---------   ---------   ------------  --------------
BEGINNING BALANCE,
December 31, 1998                          21,500,000 $ 2,150  $   828,401   $       0   $ (52,349)  $   (432,606) $      345,596

Year ended December 31, 1999:
   Other comprehensive income (loss)                0       0            0           0      (1,176)             0          (1,176)
   Net loss                                         0       0            0           0           0       (723,712)       (723,712)
                                          ----------- -------  -----------   ---------   ---------   ------------  --------------
BALANCE, December 31, 1999                 21,500,000   2,150      828,401           0     (53,525)    (1,156,318)       (379,292)

Year ended December 31, 2000:
   Conversion of debt of subsidiary for     1,720,000     172      557,305           0           0              0         557,477
stock
   Shares issued for cash                   3,790,000     379    1,237,500           0           0              0       1,237,879
   Shares issued to effect 2 for 1 forward 27,010,000   2,701       (2,701)          0           0              0               0
split
   Other comprehensive income (loss)                0       0            0           0      25,724              0          25,724
   Net loss                                         0       0            0           0           0     (1,163,846)     (1,163,846)
                                          ----------- -------  -----------   ---------   ---------   ------------  --------------
BALANCE, December 31, 2000                 54,020,000   5,402    2,620,505           0     (27,801)    (2,320,164)        277,942

Year ended December 31, 2001:
   1 for 10 reverse split                 (48,618,000) (4,862)       4,862           0           0              0               0
   Shares issued for cash                   3,293,640     329      586,354           0           0              0         586,683
   144 shares issued for services             646,500      65      103,375    (103,440)          0              0               0
   S-8 shares issued for services             135,000      14      269,986           0           0              0         270,000
   Conversion of debt of subsidiary for       129,082      13       17,475           0           0              0          17,488
stock
   Deferred compensation amortization               0       0            0      10,775           0              0          10,775
   Other comprehensive income (loss)                0       0            0           0      40,426              0          40,426
   Net loss                                         0       0            0           0           0     (1,378,332)     (1,378,332)
                                          ----------- -------  -----------   ---------   ---------   ------------  --------------
BALANCE, December 31, 2001                  9,606,222     961    3,602,557     (92,665)     12,625     (3,698,496)       (175,018)

Year ended December 31, 2002:
   144 shares issued for services             120,000      12       10,488           0           0              0          10,500
   144 shares issued for cash               6,031,537     603    1,069,331           0           0              0       1,069,934
   Deferred compensation amortization               0       0            0      92,665           0              0          92,665
   Other comprehensive income (loss)                0       0            0           0     (42,354)             0         (42,354)
   Net loss                                         0       0            0           0           0       (897,895)       (897,895)
                                          ----------- -------  -----------   ---------   ---------   ------------  --------------
BALANCE, December 31, 2002                 15,757,759   1,576    4,682,376           0     (29,729)    (4,596,391)         57,832

Year ended December 31, 2003
   144 shares issued for cash               5,100,000     510      349,490           0           0              0         350,000
   Other comprehensive income (loss)                0       0            0           0      16,642              0          16,642
   Net loss                                         0       0            0           0           0       (578,427)       (578,427)
                                          ----------- -------  -----------   ---------   ---------   ------------  --------------
ENDING BALANCE, December 31, 2003          20,857,759 $ 2,086  $ 5,031,866   $       0   $ (13,087)  $ (5,174,818) $     (153,953)
                                          =========== =======  ===========   =========   =========   ============  ==============

     The accompanying notes are an integral part of the financial statements

                            Elva International, Inc.
                      Consolidated Statements of Cash Flows
                             Year Ended December 31,

                                                                     2003             2002
                                                                --------------- ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                        $      (578,427)$       (897,895)
Adjustments to reconcile net loss to net cash used by
operating activities:
     Minority interest in consolidated subsidiary income                      0                0
     Depreciation and amortization                                      113,675           48,022
     Common stock issued for services                                         0           10,500
     Amortization of deferred compensation                                    0           92,665
     Foreign exchange transaction gain (loss)                            20,856           17,827
     Amortization of government subsidy                                 (85,296)         (41,664)
     Provision for foreign exchange loss                                 17,137           15,892
Changes in operating assets and liabilities:
     (Increase) decrease in accounts receivable                          96,366            8,568
     (Increase) decrease in inventory                                    13,845           21,555
     (Increase) decrease in VAT receivable                               23,819           20,961
     (Increase) decrease in deposits and other assets                    (2,449)          37,459
     (Increase) decrease in income tax credit receivable                124,763            8,792
     Increase (decrease) in accounts payable                            (96,646)        (132,939)
     Increase (decrease) accrued expense - trade                        129,510           45,309
     Increase (decrease) salaries and payroll and taxes                 (86,668)         (31,607)
     Increase (decrease) in deferred revenue                                  0          (28,568)
                                                                --------------- ----------------
Net cash  provided (used) by operating activities                      (309,515)        (805,123)
                                                                --------------- ----------------
CASH FLOW FROM INVESTING ACTIVITIES:
     Purchase of property and equipment                                 (34,461)          (3,415)
     Increase expenditure application patent                            (56,676)         (36,891)
                                                                --------------- ----------------
Net cash provided (used) by investing activities                        (91,137)         (40,306)
                                                                --------------- ----------------
CASH FLOW FROM FINANCING ACTIVITIES:
     Repayment of bank overdraft                                              0           (9,681)
     Shareholder advance repayments                                     (16,382)         (35,594)
     Debt payments                                                       (1,693)          (2,869)
     Issuance of common stock for cash                                  350,000        1,070,000
                                                                --------------- ----------------
Net cash provided by financing activities                               331,925        1,031,537
                                                                --------------- ----------------
Effect of exchange rates on cash                                        (23,001)         (69,624)
                                                                --------------- ----------------
Net increase (decrease) in cash and equivalents                         (91,728)         116,484
CASH and equivalents, beginning of period                               133,223           16,739
                                                                --------------- ----------------
CASH and equivalents, end of period                             $        41,495 $        133,223
                                                                =============== ================
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid in cash                                           $         9,728 $         16,056
                                                                =============== ================
Non-Cash Financing Activities:
  Debt converted to common stock                                $             0 $         17,488
                                                                =============== ================

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

     e) PROPERTY AND EQUIPMENT All property and equipment are recorded at cost and depreciated over their estimated useful lives, using the straight-line method. Upon sale or retirement, the costs and related accumulated depreciation are eliminated from their respective accounts, and the resulting gain or loss is included in the results of operations. Repairs and maintenance charges which do not increase the useful lives of the assets are charged to operations as incurred. Depreciation expense was $20,993 and $24,402 for the years ended December 31, 2003 and 2002, respectively.

     f) CASH AND EQUIVALENTS The company considers investments with an initial maturity of three months or less as cash equivalents.

     g) PATENTS The Company acquired two French patents, Nos. 95-15735 and 96-01872, from the founders of ELVA, SA. The Company is amortizing the cost of these patents over the remaining life of the patents. Patents in France have a 20 year life. Amortization expense was $29,409 and $21,664 for the years ended December 31, 2003 and 2002, respectively. In the fourth quarter of 2003, the Company agreed to purchase two patents from former employees for 40,000 Euros, or approximately $45,000, to be paid in April 2004. These two patents have a remaining useful life of 18 years.

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

     Additionally, in conjunction with this acquisition, the Company issued 3,440,000 shares to a third party in settlement of a $204,550 loan the third party had made to ELVA, SA. As the common stock of the Company was not listed at the date of acquisition, the fair value of the stock issued to settle this debt was not determinable and

                            Elva International, Inc.
                   Notes to Consolidated Financial Statements

(2) STOCKHOLDERS' EQUITY (Continued) the Company elected to use the loan amount outstanding to value this transaction.

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

     In January and February 2003, the Company sold 1,600,000 shares of restricted common stock in exchange for $160,000 in cash , or $0.10 per share, to the same investor as in the fourth quarter of 2002. In April and May 2003 the Company sold 4,100,000 shares of restricted common stock in exchange for $150,000 in cash, or $0.06 per share to an existing stockholder.

(3) INCOME TAXES Deferred income taxes (benefits) are provided for certain income and expenses which are recognized in different periods for tax and financial reporting purposes. The Company had net operating loss carry-forwards for income tax purposes of approximately $5,174,800, which expire $68,000 on December 31, 2011, $132,000 on December 31, 2117,
     $232,000 on December 31, 2118, $724,000 on December 31, 2119, $1,164,000 on
     December 31, 2020,  $1,378,300  on December 31, 2021,  $897,900 on December
     31, 2022 and $578,400 on December 31, 2023.

     The amount recorded as deferred tax asset cumulative as of December 31, 2003 is approximately $2,070,000, which represents the amount of tax benefits of the loss carry-forwards. The Company has established a valuation allowance for this deferred tax asset of $2,070,000, as the Company has no history of profitable operations.

                            Elva International, Inc.
                   Notes to Consolidated Financial Statements

(3) INCOME TAXES (Continued) The significant components net deferred tax asset as of September 30, 2003 are:


Net operating losses           $          2,070,000
Valuation allowance                      (2,070,000)
                               --------------------
Net deferred tax asset         $                  0
                               ====================

     The Company's subsidiary, ELVA, SA, applied for research and development income tax credits with the French government for the years ended December 31, 2001, 2000, 1999 and 1998. The credits are applied for on the Company's annual income tax return in mid-1999, 2000 and 2001. The amounts applied for were approximately $88,600, $104,500, $94,800, $15,300 and $94,400 for
     2001, 2000, 1999, 1998 and 1997, respectively. In the 4th quarter of 1999, 2000 and 2001, ELVA, SA was notified by the French government of the approval of the application for 1997, 1998 and 1999, respectively, and that payment by the government would occur in late 2002 and 2003. The Company sold the 1997 receivable to its bank on a non-recourse basis in exchange for cash in the amount of $94,400. In the third quarter 2003, the Company received the 2000 credit in the amount of approximately $122,700. It is now expected that the government will approve the 2001 credits. They are expected to be paid approximately $119,400 in 2004. In 1996, ELVA, SA entered its technology in an annual technology competition. This competition is administered by ANVAR, a French quasi-governmental agency established to reward technology advances by French commercial enterprises. Elva received one of the awards from ANVAR for its technology. The Company believes, based on the foregoing, that is more likely than not that the Company will receive these ongoing tax credits from the French government. These credits reduce the income tax benefit of its net operating loss carry-forwards for the French subsidiary on a one-for-one basis.

(4) GOING CONCERN As shown in the accompanying consolidated financial statements, the Company incurred net losses totaling $578,400 for the year ended December 31, 2003, and reflects a stockholders' deficit of approximately $5,174,800 as of December 31, 2003. These conditions raise substantial doubt as to the ability of the Company to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon increasing sales and obtaining additional capital and financing. The Company attempting to raise additional funds for the Company in an amount up to $3,000,000 through a private placement transaction. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

                            Elva International, Inc.
                   Notes to Consolidated Financial Statements

(5)  RELATED PARTY TRANSACTIONS (Continued)
     (b) LONG-TERM DEBT In 1998, ELVA, SA received approximately $204,500 from a third party as a loan. In December 1998, as part of the reverse merger, Elva, Inc. issued 3,440,000 shares of common stock in settlement of this debt. In March, May and September 1999 and March and July 2000, ELVA received additional traunches of this loan from the now related party in the total amount of approximately $650,000. In July 2000, the Company entered into an agreement with the holder of its related party long-term debt to exchange 1,720,000 shares of common stock for $557,477 of the existing long-term debt, and paid off the remaining balance of approximately $90,000 in cash. The Company also received a $16,000 conditional loan from an unrelated company under which the Company would not be liable for repayment if the Company hired at least one former technical employee of the other company. The Company has not done so and is repaying this loan at a rate of $2,000 per year, and the last payment is due in 2004. The repayment schedule is per the original agreement.

(6) COMMITMENTS The Company is committed under an operating lease for its office space. The Company is obligated under this lease for its office space for payments of $33,000 in 2004. The Company can, at its option, elect to extend this lease for up to one additional three-year period.

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

(8) PATENT LICENSE In 1997, the Company entered into a non-exclusive license with a US company, Atmel Corp., to license the Company's patent. The Company received an initial license fee of $100,000, and will receive an additional $50,000 fee once the 10 millionth unit is delivered by Atmel. The Company also receives a royalty per total units sold:


                Quantity       First 1 mm   To 10 mm   To 100 mm   Over 100 mm
                               -----------  ---------  ----------  -----------
Unit price less than $0.51       $0.02       $0.015     $0.01      $0.0005
Unit price greater than $0.50    $0.025      $0.02      $0.015     $0.01

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

NAME                 AGE         POSITION
-------------       ------       -----------------
Eric Danon            46         President, CEO and Director
Patrick Misko         42         Vice President of Finance and Director
Serge  Parienti       41         Vice president of Marketing and Director

There are no family relationships between or among the executive officers and directors of the Company.

Compliance with Section 16(a) of the Securities Exchange Act of 1934:

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's executive officers and directors and persons who own more than 10% of a registered class of the Company's equity securities, to file with the Securities and Exchange Commission (hereinafter referred to as the "Commission") initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership, of Common Stock and other equity securities of the Company on Forms 3, 4 and 5, respectively. Executive officers, directors and greater than 10% shareholders are required by Commission regulations to furnish the Company with copies of all Section 16(a) reports they file. To the Company's knowledge, all executive officers, directors and greater than 10% beneficial owners of its common Stock, and have complied with Section 16(a) filing requirements applicable to them during the Company's fiscal year ended December 31,2003 up to the first quarter ended March 31, 2004.

Business Experience

Officers and Directors

The following is a brief description of the business background of our executive officers, and directors:

Eric Danon:  Chairman & CEO (Elva International, Inc.)

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

Patrick Misko: Vice-President of Finance for Elva International, Inc. and President of ELVA, SA.

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

Serge Parienti: Vice-President of Marketing for Elva International, Inc. and Managing Director of ELVA, SA.

Graduate of a bio industry high school, he made a special study of industrial marketing and communications as well as strategic management. He has spent 8 years as a consultant in several sectors: He was a strategic, marketing and communication advisor in the fields of telecommunications, information technologies, pharmaceutics and biotechnology. Just before joining ELVA in 1999, he was involved in ISPs and multimedia-based businesses over Europe.

Item 10. Executive Compensation

The following summary compensation table sets forth the aggregate cash compensation paid or accrued by the Company to each of the Company's executive officers and key employees for services rendered to the Company during the Company's fiscal year ended 2003, 2002, 2001 and 2000 and all plan and non-plan compensation awarded to, earned by or paid to certain designated executive officers.

SUMMARY COMPENSATION TABLE

                                                                          Long Term Compensation
                              Annual Compensation                           Awards        Payouts
------------------ ------- ------------ ---------- -------------- ----------- ---------- ---------- -------------
(a)                (b)     (c)          (d)        (e)            (f)          (g)        (h)        (i)
                                                   Other          Restricted   Securities LTIP       All Other
Name and                                           Annual         Stock        Underlying Payouts    Compensation
Principal          Year    Salary ($)   Bonus ($)  Compensation   Award(s)     Options/
Position                                           ($)            ($)          SARs
------------------ ------- ------------ ---------- -------------- ----------- ---------- ---------- -------------
Eric Danon,        2000    $0           $0            $0           $0         $0           $0          $0
President, CEO     2001    $0           $0            $0           $0         $0           $0          $0
and Director       2002    $0           $0            $0           $0         $0           $0          $0
                   2003    $0           $0            $0           $0         $0           $0          $0


Serge Parienti,    2000    $82,758      $0            $0           $0         $0           $0          $0
Vice-President     2001    $43,557      $0            $0           $0         $0           $0          $0
and Director       2002    $50,816      $0            $0           $0         $0           $0          $0
                   2003    $30,622      $0            $0           $0         $0           $0          $0

Patrick Misko,     2000    $56,624      $0            $0           $0         $0           $0          $0
Vice-President     2001    $30,490      $0            $0           $0         $0           $0          $0
and Director       2002    $50,816      $0            $0           $0         $0           $0          $0
                   2003    $30,622      $0            $0           $0         $0           $0          $0

Compensation of Directors

The Company has no standard arrangements for compensating the directors of the Company for their attendance at meetings of the Board of Directors.

Item 11. Security Ownership of Certain Beneficial Owners and Management.

Security Ownership of Certain Beneficial Owners

The following table summarizes certain information with respect to the beneficial ownership of company shares as of February 18, 2004, regarding the ownership of common stock by each shareholder known to be the owner of more than 5% of the outstanding shares, each director and all executive officers and directors as a group. Except as otherwise indicated, each of the shareholders has sole voting and investment power with respect to the shares of common stock beneficially owned.

--------------------------------------------------------------------------------
Name and Address of              Title of   Amount and Nature of    Percent of
Beneficial Owner                  Class       Beneficial Owner        Class
--------------------------------------------------------------------------------
Patrick Misko                    Common             936,416            4.5%
538 avenue de l'Hautil
78955 Carrieres sous Poissy,
France
--------------------------------------------------------------------------------
Serge Parienti                   Common             72,945             0.4%
74, Avenue Edouard Vaillant
92100 Boulogne Billancourt
France
--------------------------------------------------------------------------------
Eric Danon                       Common              0                   0%
74, Avenue Edouard Vaillant
92100 Boulogne Billancourt
France
--------------------------------------------------------------------------------
All Executive Officers, Directors                1,009,361             4.9%
as a group
--------------------------------------------------------------------------------
Olex Financial, Ltd.             Common          5,869,000            28.2%
Vanderpool Plaza
Road Town
Tortola, France
--------------------------------------------------------------------------------
Commonwealth Investment          Common          5,149,999            24.8%
Services, Ltd.
P.O. Box 1437
Rosseau Commonwealth O WI
75008 Paris, France
--------------------------------------------------------------------------------

Based  upon  20,807,764   shares  of  the  Company's  common  stock  issued  and
outstanding as of February 18, 2004.

Item 12. Certain  Relationships  and Related Transactions

In February 2002, the Company's Board of Directors approved issuance of 20,000 shares of its restricted common stock to Robert C. Pierre. Mr. Pierre had asserted a claim for breach of an oral employment agreement. The Company settled any such claim for the 20,000 shares issued to Mr. Pierre. The shares were actually issued in March 2002. These shares were valued at fifty percent (50%) of the then market value, or $0.175 per share, for a total value of $3,500.

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

Exhibit No.    Exhibit Name
------------   ---------------------

3(i).1   [1]   Articles of Incorporation effective August 15, 1997.

3(i).2   [1]   Amended Articles of Incorporation filed January 29, 1999.

3(i).3   [2]   Amended Articles of Incorporation filed November 2000.

3(i).4   [2]   Amended Articles of Incorporation filed March 2001.

3(i).5   [2]   Articles of  Association  of ELVA ASIA PTE LTD effective  October
               30, 2000.

3(ii).1  [1]   Bylaws.

5.1      [3]   Opinion of Mintmire &Associates.

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

10.6     [4]   Perrot, Ltd. Supplemental Agreement dated May 1, 2001
               (formerly filed as Exhibit 10.5).

10.7     [5]   Non-Exclusive  Manufacturing Agreement dated December 6, 2001 (in
               French).

10.8     [6]   I-PROVED Agreement dated May 5, 2003.

10.9     [7]   Consulting  Agreement with Matthews Morris & Company,  Inc. dated
               January 2, 2003.

23.1     [3]   Consent of Durland &Company, CPAs, P.A.

23.2     [3]   Consent of Mintmire  &Associates  (contained in the opinion filed as Exhibit 5.1).

31.1      *    Section 302 Certification by the Chief Executive  Officer.

31.2      *    Section 302 Certification by the Chief Financial  Officer.

32.1      *    Certification  by Chief Executive  Officer  pursuant to 18 U.S.C.
               1350.

32.2      *    Certification  by Chief Financial  Officer  pursuant to 18 U.S.C.
               1350.
-------------------------------------------------

*    Filed herewith.

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

     (b) No Reports on Form 8-K have been filed.

Item 14 - Principal Accountant Fees and Services

The Company paid or accrued the following fees in each of the prior two fiscal years to its principal accountant, Durland & Company CPAs, P.A. of Palm Beach, Florida.

                                         Year ended        Year ended
                                         December 31,     December 31,
                                            2003              2002
                                        ------------      ------------
(1)        Audit fees                      $20,000         $20,000
(2)        Audit-related fees              $ 8,500         $ 7,500
(3)        Tax fees                        $     0         $     0
(4)        All other fees                  $     0         $     0

   Totals                                  $28,500         $27,500

We have considered whether the provision of such non-audit services is compatible with Durland & Company CPAs, P.A. maintaining its independence and determined that these services do not compromise their independence.

Financial Information System Design and Implementation. Durland & Company CPAs, P.A. did not charge the Company any fees for financial information system design and implementation fees.

The Company has no formal audit committee. However, the entire Board of Directors (the "Board") is the Company's defacto audit committee.

In discharging its oversight responsibility as to the audit process, the Board obtained from the independent auditors a formal written statement describing all relationships between the auditors and the Company that might bear on the auditors' independence as required by Independence Standards Board Standard No. 1, "Independence Discussions with Audit Committees." The Board discussed with the auditors any relationships that may impact their objectivity and independence, including fees for non-audit services, and satisfied itself as to the auditors' independence. The Board also discussed with management, the internal auditors and the independent auditors the quality and adequacy of the Company's internal controls. The Board reviewed with the independent auditors their management letter on internal controls.

The Board discussed and reviewed with the independent auditors all matters required to be discussed by auditing standards generally accepted in the United States of America, including those described in Statement on Auditing Standards No. 61, as amended, "Communication with Audit Committees".

The Board reviewed the audited consolidated financial statements of the Company as of and for the year ended December 31, 2003, with management and the independent auditors. Management has the responsibility for the preparation of the Company's financial statements and the independent auditors have the responsibility for the examination of those statements.

Based on the above-mentioned review and discussions with the independent auditors and management, the Board of Directors approved the Company's audited consolidated financial statements and recommended that they be included in its Annual Report on Form 10-KSB for the year ended December 31, 2003, for filing with the Securities and Exchange Commission. The Board also approved the reappointment of Durland & Company CPAs, P.A. as independent auditors.

The Company's principal accountant, Durland & Company CPAs, P.A., did not engage any other persons or firms other than the principal accountant's full-time, permanent employees.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            Elva International, Inc.
                                  (Registrant)

Date:    April 8, 2004     /s/Eric Danon
                           ------------------------------------------------
                           Eric Danon, President, CEO & Director

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

Signature                               Title                        Date

By: /s/Eric Danon
   --------------------------     President, CEO & Director     April 8, 2004
      Eric Danon

By: /s/ Serge Parienti
   --------------------------     VP & Director                 April 8, 2004
      Serge Parienti

By: /s/ Patrick Misko
   --------------------------     VP & Director                 April 8, 2004
      Patrick Misko