Form 10QSB
period 2004-03-31
ELVA INTERNATIONAL INC
filed 2004-05-24
CIK 1103718

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended: March 31, 2004

Commission file no.: 29201

                            ELVA INTERNATIONAL, INC.
                -----------------------------------------------
                 (Name of Small Business Issuer in its Charter)

         Florida                                           65-0790761
-----------------------------------------          -----------------------------
(State or other jurisdiction of                        (I.R.S.Employer
incorporation or organization)                             Identification No.)

222 Lakeview Avenue, PMB 160-415
West Palm Beach, FL                                           33401
------------------------------------------         -----------------------------
(Address of principal executive offices)                   (Zip Code)

Issuer's telephone number:  (925) 831-0504

Securities registered under Section 12(b) of the Act:

     Title of each class                            Name of each exchange
                                                     on which registered
         None                                               None
-----------------------------------------          -----------------------------


Securities registered under Section 12(g) of the Act:

                    Common Stock, $0.0001 par value per share
                -----------------------------------------------
                                (Title of class)

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

Yes [X] No [_]


     As of March 31, 2004, there were 20,857,759 shares of voting common stock of the registrant issued and outstanding.

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

Consolidated Statements of Stockholders' Equity (Deficiency).................F-4

Consolidated Statements of Cash Flows........................................F-5

Notes to Consolidated Financial Statements...................................F-6

                            Elva International, Inc.
                           Consolidated Balance Sheets


                                                              March 31, 2004     December 31, 2003
                                                            ------------------- --------------------
                                                                (unaudited)
                        ASSETS
CURRENT ASSETS
  Cash and equivalents                                      $            23,986 $             41,495
  Accounts receivable, net of reserve of $2,199 and $2,272              189,575              205,860
  VAT tax receivable                                                     19,178               10,852
   Inventory                                                             46,755               48,308
                                                            ------------------- --------------------
          Total current assets                                          279,494              306,515
                                                            ------------------- --------------------

PROPERTY AND EQUIPMENT
  Computers and equipment                                               236,875              246,637

        Less accumulated depreciation                                  (164,533)            (164,711)
                                                            ------------------- --------------------

          Net property and equipment                                     72,342               81,926
                                                            ------------------- --------------------

OTHER ASSETS
  Deposits and other assets                                              11,920               35,917
  Income tax credit receivable                                          117,013              119,393
  Patent                                                                704,741              717,368

        Less accumulated amortization                                  (182,997)            (177,479)
                                                            ------------------- --------------------

          Net other assets                                              650,677              695,199
                                                            ------------------- --------------------
Total Assets                                                $         1,002,513 $          1,083,640
                                                            =================== ====================

    LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
CURRENT LIABILITIES
   Accounts payable                                         $           380,149  $           350,483
   Accrued Expenses
       Trade                                                            209,839              237,152
       Payroll and taxes                                                152,242              162,293
   Current portion of long-term debt                                      1,893                1,956
   Provision for litigation and forex gain/(loss)                        56,274               58,143
   Advances from shareholders                                           172,107              176,598
   Conditional government subsidy                                        80,231               82,896
                                                            ------------------- --------------------

          Total current liabilities                                   1,052,735            1,069,521
                                                            ------------------- --------------------

LONG-TERM DEBT
   Conditional government subsidy                                       162,669              168,072
                                                            ------------------- --------------------

          Total long-term debt                                          162,669              168,072
                                                            ------------------- --------------------
Total Liabilities                                                     1,215,404            1,237,593
                                                            ------------------- --------------------
Minority interest in consolidated subsidiary                                  0                    0
                                                            ------------------- --------------------

STOCKHOLDERS' EQUITY (DEFICIENCY)
   Preferred stock, $0.0001 par value, authorized
     10,000,000 shares; none issued and outstanding                           0                    0
   Common stock, $0.0001 par value, authorized
     50,000,000 shares; 20,857,759 issued and
     outstanding shares                                                   2,086                2,086
   Additional paid-in capital                                         5,031,866            5,031,866
   Accumulated comprehensive income (loss)                              (17,522)             (13,087)
   Deficit                                                           (5,229,321)          (5,174,818)
                                                            ----------------------------------------

          Total stockholders' equity (deficiency)                      (212,891)            (153,953)
                                                            ------------------- --------------------
Total Liabilities and Stockholders' Equity (Deficiency)     $         1,002,513 $          1,083,640
                                                            =================== ====================


     The accompanying notes are an integral part of the financial statements

                            Elva International, Inc.
      Consolidated Statements of Operations and Comprehensive Income (Loss)
                          Three Months Ended March 31,
                                   (unaudited)


                                                                     2004             2003
                                                               --------------   ---------------
REVENUES                                                       $       61,605   $        14,713
                                                               --------------   ---------------
OPERATING EXPENSES
    Salaries                                                           39,970           148,433
    Advertising                                                             0            15,292
    Depreciation and amortization                                      16,716            11,467
    General and administrative                                         58,180            83,105
    Research and development                                                0            67,074
                                                               --------------   ---------------

          Total operating expenses                                    114,866           325,371
                                                               --------------   ---------------

 Operating Loss                                                       (53,261)         (310,658)
                                                               --------------   ---------------
OTHER INCOME (EXPENSE):
    Interest income                                                         0                66
    Interest expense                                                   (1,242)             (488)
    Foreign currency transaction gain (loss)                                0                 0
                                                               --------------   ---------------

          Total other income (expense)                                 (1,242)             (422)
                                                               --------------   ---------------

Net loss before tax credit and minority interest                      (54,503)         (311,080)

    Foreign income tax credit                                               0                 0
    Minority interest in consolidated subsidiary income (loss)              0                 0
                                                               --------------   ---------------

Net loss                                                              (54,503)         (311,080)

Other comprehensive income (loss):
    Foreign currency translation gain (loss)                           (4,435)           70,739
                                                               --------------   ---------------

Comprehensive loss                                             $      (58,938)  $     (240,341)
                                                               ==============   ===============

Net loss per common share                                      $        (0.01)  $         (0.02)
                                                               ==============   ===============

Weighted average number of common shares outstanding               20,857,759        16,257,759
                                                               ==============   ===============










     The accompanying notes are an integral part of the financial statements

                            Elva International, Inc.
          Consolidated Statements of Stockholders' Equity (Deficiency)

                                                                                               Accum.                    Total
                                                              Add'l.                  Stock    Comp.                 Stockholders'
                                     Number of     Common     Paid-in     Deferred    Subs.    Income                   Equity
                                       Shares       Stock     Capital      Comp.      Rec.     (Loss)      Deficit   (Deficiency)
                                     -----------  ---------  ----------  ---------  --------  --------  -----------  -----------
BEGINNING BALANCE,
December 31, 1998                     21,500,000  $   2,150  $  828,401  $       0  $      0  $(52,349) $  (432,606) $   345,596

Year ended December 31, 1999:
   Other comprehensive income (loss)           0          0           0          0         0    (1,176)           0       (1,176)
   Net loss                                    0          0           0          0         0         0     (723,712)    (723,712)
                                     -----------  ---------  ----------  ---------  --------  --------  -----------  -----------

BALANCE, December 31, 1999            21,500,000      2,150     828,401          0         0   (53,525)  (1,156,318)    (379,292)

Year ended December 31, 2000:
   Conversion of debt of subsidiary
        for stock                      1,720,000        172     557,305          0         0         0            0      557,477
   Shares issued for cash              3,790,000        379   1,237,500          0         0         0            0    1,237,879
   Shares issued to effect 2 for 1
        forward split                 27,010,000      2,701      (2,701)         0         0         0            0            0
   Other comprehensive income (loss)           0          0           0          0         0    25,724            0       25,724
   Net loss                                    0          0           0          0         0         0   (1,163,846)  (1,163,846)
                                     -----------  ---------  ----------  ---------  --------  --------  -----------  -----------

BALANCE, December 31, 2000            54,020,000      5,402   2,620,505          0         0   (27,801)  (2,320,164)     277,942

Year ended December 31, 2001:
   1 for 10 reverse split            (48,618,000)    (4,862)      4,862          0         0         0            0            0
   Shares issued for cash              3,293,640        329     586,354          0         0         0            0      586,683
   144 shares issued for services        646,500         65     103,375   (103,440)        0         0            0            0
   S-8 shares issued for services        135,000         14     269,986          0         0         0            0      270,000
   Conversion of debt of subsidiary
        for stock                        129,082         13      17,475          0         0         0            0       17,488
   Deferred compensation amortizatio           0          0           0     10,775         0         0            0       10,775
   Other comprehensive income (loss)           0          0           0          0         0    40,426            0       40,426
   Net loss                                    0          0           0          0         0         0   (1,378,332)  (1,378,332)
                                     -----------  ---------  ----------  ---------  --------  --------  -----------  -----------

BALANCE, December 31, 2001             9,606,222        961   3,602,557    (92,665)        0    12,625   (3,698,496)    (175,018)

Year ended December 31, 2002:
   144 shares issued for services        120,000         12      10,488          0         0         0            0       10,500
   144 shares issued for cash          6,031,537        603   1,069,331          0         0         0            0    1,069,934
   Deferred compensation amortizatio           0          0           0     92,665         0         0            0       92,665
   Other comprehensive income (loss)           0          0           0          0         0   (42,354)           0      (42,354)
   Net loss                                    0          0           0          0         0         0     (897,895)    (897,895)
                                     -----------  ---------  ----------  ---------  --------  --------  -----------  -----------

BALANCE, December 31, 2002            15,757,759      1,576   4,682,376          0         0   (29,729)  (4,596,391)      57,832

Year ended December 31, 2003
   144 shares issued for cash          5,100,000        510     349,490          0         0         0            0      350,000
   Other comprehensive income (loss)           0          0           0          0         0    16,642            0       16,642
   Net loss                                    0          0           0          0         0         0     (578,427)    (578,427)
                                     -----------  ---------  ----------  ---------  --------  --------  -----------  -----------

BALANCE, December 31, 2003            20,857,759      2,086   5,031,866          0         0   (13,087)  (5,174,818)    (153,953)

Three months ended March 31, 2004
   Other comprehensive income (loss)           0          0           0          0         0    (4,435)           0       (4,435)
   Net loss                                    0          0           0          0         0         0      (54,503)     (54,503)
                                     -----------  ---------  ----------  ---------  --------  --------  -----------  -----------

ENDING BALANCE, March 31, 2003
(unaudited)                           20,857,759  $   2,086  $5,031,866  $       0  $      0  $(17,522) $(5,229,321) $  (212,891)
                                     ===========  =========  ==========  =========  ========  ========  ===========  ===========




     The accompanying notes are an integral part of the financial statements

                            Elva International, Inc.
                      Consolidated Statements of Cash Flows
                          Three Months Ended March 31,
                                   (unaudited)

                                                                                     2004            2003
                                                                                -------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                        $     (54,503)   $   (311,080)
Adjustments to reconcile net loss to net cash used by operating activities:
     Minority interest in consolidated subsidiary income                                    0               0
     Depreciation and amortization                                                     16,716          11,467
     Common stock issued for services                                                       0               0
     Amortization of deferred compensation                                                  0               0
     Foreign exchange transaction gain (loss)                                               0               0
     Amortization of government subsidy                                                     0               0
     Reserve for impairment of assets                                                       0               0
Changes in operating assets and liabilities:
     (Increase) decrease in accounts receivable                                         9,888         (64,692)
     (Increase) decrease in inventory                                                       0               0
     (Increase) decrease in VAT receivable                                             (8,873)         (7,777)
     (Increase) decrease in deposits and other assets                                       0         (12,399)
     (Increase) decrease in income tax credit receivable                               (1,492)           (805)
     Increase (decrease) in accounts payable                                           41,870          67,029
     Increase (decrease) accrued expense - trade                                      (25,235)          6,251
     Increase (decrease) salaries and payroll and taxes                                (4,944)        (39,962)
     Increase (decrease) in deferred revenue                                                0               0
                                                                                -------------    ------------

Net cash  provided (used) by operating activities                                     (26,573)       (351,968)
                                                                                -------------    ------------

CASH FLOW FROM INVESTING ACTIVITIES:
     Purchase of property and equipment                                                     0               0
     Sales of property and equipment                                                    1,876               0
     Increase expenditure application patent                                          (10,674)         (4,910)
                                                                                -------------    ------------

Net cash provided (used) by investing activities                                       (8,798)         (4,910)
                                                                                -------------    ------------
CASH FLOW FROM FINANCING ACTIVITIES:
     Proceeds from bank overdraft                                                           0               0
     Repayment of bank overdraft                                                            0               0
     Shareholder advances                                                               1,213          17,087
     Shareholder advance repayments                                                         0               0
     Receipt of conditional government subsidy                                              0               0
     Proceeds of  long term debt - related party                                            0               0
     Debt payments                                                                          0               0
     Issuance of common stock for cash                                                      0         200,000
                                                                                -------------    ------------

Net cash provided by financing activities                                               1,213         217,087
                                                                                -------------    ------------

Effect of exchange rates on cash                                                       16,649          23,895
                                                                                -------------    ------------

Net increase (decrease) in cash and equivalents                                       (17,509)       (115,896)

CASH and equivalents, beginning of period                                              41,495         133,223
                                                                                -------------    ------------

CASH and equivalents, end of period                                             $      23,986    $     17,327
                                                                                =============    ============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid in cash                                                           $       1,242    $        488
                                                                                =============    ============
Non-Cash Financing Activities:
  144 common stock issued for stock subscription receivable                     $           0    $    100,000
                                                                                =============    ============

     The accompanying notes are an integral part of the financial statements

                            Elva International, Inc.
                   Notes to Consolidated Financial Statements
               (Information with regard to the three months ended
                     March 31, 2004 and 2003 is unaudited)

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

     e) PROPERTY AND EQUIPMENT All property and equipment are recorded at cost and depreciated over their estimated useful lives, using the straight-line method. Upon sale or retirement, the costs and related accumulated depreciation are eliminated from their respective accounts, and the resulting gain or loss is included in the results of operations. Repairs and maintenance charges which do not increase the useful lives of the assets are charged to operations as incurred. Depreciation expense was $ 5,235 and $4,511 for the three months ended March 31, 2004 and 2003, respectively.

     f) CASH AND EQUIVALENTS The company considers investments with an initial maturity of three months or less as cash equivalents.

     g) PATENTS The Company acquired two French patents, Nos. 95-15735 and 96-01872, from the founders of ELVA, SA. The Company is amortizing the cost of these patents over the remaining life of the patents. Patents in France have a 20 year life. Amortization expense was $11,481 and $6,956 for the three months ended March 31, 2004 and 2003, respectively.

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

     i) FOREIGN CURRENCY TRANSACTION AND TRANSLATION GAINS (LOSSES) The principal operating entity of the Company is its subsidiary, ELVA,SA, which is located in France. The functional currency of ELVA, SA, is the Euro. ELVA, SA has only one customer which is located in the US. ELVA, SA bills this customer in Euros and is paid US Dollars, (USD). ELVA, SA records a transaction gain or loss at the time of receipt of payment consisting of the difference between the amount of Euros billed and the amount of Euros the USD payment is converted into. On a consolidated basis, the Company's reporting currency is the US Dollar. The Company translated the income statement items using the average exchange rate for the period and balance sheet items using the end of period exchange rate, except for equity items, which are translated at historical rates, in accordance with SFAS 52.

     j) RESEARCH & DEVELOPMENT Research and development expenses are expensed in the period incurred.

     k) SOFTWARE DEVELOPMENT COSTS The software developed by the Company is used exclusively by licensors of the Company's technology. As such, the Company is not selling the software. Costs incurred in developing the software have been expensed in the period in which incurred.

     l) VAT TAX RECEIVABLE In France the  government  charges a Value Added Tax,
     (VAT), that is similar to sales tax in the US. There are three major differences. First is that VAT is charged at each point of sale. Second is that there are no exemptions from the collection of VAT. Finally, each company files a VAT return with the government monthly reflecting the gross VAT collected and VAT paid. If the VAT paid is greater than the amount collected, the Company receives a refund from the government approximately five months later.

     m) INTERIM FINANCIAL INFORMATION The financial statements for the three months ended March 31, 2004 and 2003 are unaudited and include all adjustments which in the opinion of management are necessary for fair presentation, and such adjustments are of a normal and recurring nature. The results for the three months are not indicative of a full year results.

(2) STOCKHOLDERS' EQUITY The Company has authorized 50,000,000 shares of $0.0001 par value common stock and 10,000,000 shares of $0.0001 par value preferred stock. Rights and privileges of the preferred stock are to be determined by the Board of Directors prior to issuance. The Company had
     21,500,000 shares of common stock issued and outstanding at December 31, 1998 and September 30, 1999. In September 1997, the Company issued 9,000,000 shares to its founder for services rendered to the Company valued at $9,000. In April 1998, the Company completed a Regulation D Rule 504 Placement for 1,757,376 shares in exchange for $17,574 cash. In April 1998, a majority shareholder donated 9,000,000 shares of common stock to the Company. In June 1998, 9,000,000 shares were issued for $32,500 in cash. During the third quarter of 1998, the Company issued 2,700,000 shares of common stock for $54,000 in cash. In December 1998, 9,557,376 shares were donated to the Company. In December 1998, the Company issued 14,160,000 shares for 26,326 of the 26,336 shares issued and outstanding of ELVA, SA, a French corporation. Additionally, in conjunction with this acquisition, the Company issued 3,440,000 shares to a third party in settlement of a $204,550 loan the third party had made to ELVA, SA. As the common stock of the Company was not listed at the date of acquisition,

                            Elva International, Inc.
                   Notes to Consolidated Financial Statements

(2) STOCKHOLDERS' EQUITY (Continued) the fair value of the stock issued to settle this debt was not determinable and the Company elected to use the loan amount outstanding to value this transaction.

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

(3) INCOME TAXES Deferred income taxes (benefits) are provided for certain income and expenses which are recognized in different periods for tax and financial reporting purposes. The Company had net operating loss carry-forwards for income tax purposes of approximately $5,229,300, which expire $68,000 on December 31, 2011, $132,000 on December 31, 2117, $232,000 on
     December 31, 2118,  $724,000 on December 31, 2119,  $1,164,000  on December
     31, 2020,  $1,378,300 on December 31, 2021,  $897,900 on December 31, 2022,
     $578,400 on December 31, 2023 and $54,500 on December 31, 2024.

     The amount recorded as deferred tax asset cumulative as of March 31, 2004 is approximately $2,091,700 which represents the amount of tax benefits of the loss carry-forwards. The Company has established a valuation allowance for this deferred tax asset of $2,091,700, as the Company has no history of profitable operations

                            Elva International, Inc.
                   Notes to Consolidated Financial Statements

(3) INCOME TAXES (Continued) The significant components net deferred tax asset as of March 31, 2004 are:


Net operating losses                     $       2,091,700
Valuation allowance                             (2,091,700)
                                         -----------------
Net deferred tax asset                   $               0
                                         =================

     The Company's subsidiary, ELVA, SA, applied for research and development income tax credits with the French government for the years ended December 31, 2001, 2000, 1999 and 1998. The credits are applied for on the Company's annual income tax return in mid-1999, 2000 and 2001. The amounts applied for were approximately $88,600, $104,500, $94,800, $15,300 and $94,400 for
     2001, 2000, 1999, 1998 and 1997, respectively. In the 4th quarter of 1999, 2000 and 2001, ELVA, SA was notified by the French government of the approval of the application for 1997, 1998 and 1999, respectively, and that payment by the government would occur in late 2002 and 2003. The Company sold the 1997 receivable to its bank on a non-recourse basis in exchange for cash in the amount of $94,400. The Company received the 2000 credit in 2003 in the amount of approximately $100,000 It is now expected that the government will approve the 2001 credit. They are expected to be paid $117,000 in 2004. In 1996, ELVA, SA entered its technology in an annual technology competition. This competition is administered by ANVAR, a French quasi-governmental agency established to reward technology advances by French commercial enterprises. Elva received one of the awards from ANVAR for its technology. The Company believes, based on the foregoing, that is more likely than not that the Company will receive these ongoing tax credits from the French government. These credits reduce the income tax benefit of its net operating loss carry-forwards for the French subsidiary on a one-for-one basis.

(4) GOING CONCERN As shown in the accompanying consolidated financial statements, the Company incurred net losses totaling $54,500 for the three months ended March 31, 2004, and reflects a stockholders' deficit of approximately $212,900 as of March 31, 2004. These conditions raise substantial doubt as to the ability of the Company to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon increasing sales and obtaining additional capital and financing. The Company has retained a registered broker/dealer to raise additional funds for the Company in an amount up to $2,000,000. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

                            Elva International, Inc.
                   Notes to Consolidated Financial Statements

(5)  RELATED PARTY TRANSACTIONS (Continued)
     (b) LONG-TERM DEBT, (continued) In July 2000, the Company entered into an agreement with the holder of its related party long-term debt to exchange 1,720,000 shares of common stock for $557,477 of the existing long-term debt, and paid off the remaining balance of approximately $90,000 in cash. The Company also received a $16,000 conditional loan from an unrelated company under which the Company would not be liable for repayment if the Company hired at least one former technical employee of the other company. The Company has not done so and is repaying this loan at a rate of $3,000 per year. The repayment schedule is per the original agreement.

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

(9) CONDITIONAL GOVERNMENT Subsidies The Company has received several government grants which are conditional as to repayment. The grants are to be applied as reductions of salaries and employment taxes paid to new employees. They are intended by the government to induce increases in employment, as France has experienced high unemployment over the last few years. The Company had been increasing employment and applying accumulated grants as offsets to salary expense and, at present, is not yet obligated to repay any of these grants. Even though the Company decreased overall employment in 2003, the employee category for which these grants are intended has not been decreased. The Company does not expect to have a repay any of the grant amounts. These grants, if required to be repaid, do not require the payment of interest. The term for adding the required employees under these grants is three years.

Item 2. Management's Plan of Operation

12 Month Plan of Operations

Certain statements contained in this quarterly filing, including, without limitation, statements containing the words "believes", "anticipates", "expects" and words of similar import, constitute forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: international, national and local general economic and market conditions: demographic changes; the ability of the Company to sustain, manage or forecast its growth; the ability of the Company to successfully make and integrate acquisitions; raw material costs and availability; new product development and introduction; existing government regulations and changes in, or the failure to comply with, government regulations; adverse publicity; competition; the loss of significant customers or suppliers; fluctuations and difficulty in forecasting operating results; changes in business strategy or development plans; business disruptions; the ability to attract and retain qualified personnel; the ability to protect technology; and other factors referenced in this and previous filings.

Given these uncertainties, readers of this Form 10-QSB and investors are cautioned not to place undue reliance on such forward-looking statements. The Company disclaims any obligation to update any such factors or to publicly announce the result of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

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

The Company's global business strategy remains to develop its VocaliD(R) Smart Card system to provide consumers with versatile high quality, easy to use, personal and secure communications. The Company believes the ease of use and versatility of its online Smart Card system will differentiate itself among the array of off line smart card options and that this differentiation strategy will allow it to carve out a profitable market niche. The Company continues to seek out strategic alliances; joint venture partners and business partners with other high-technology firms in which shared resources of such could provide enhanced shareholder value. The Company plans to continually scan the environment for such partnering opportunities. Particular attention will be paid to the possibilities of developing international corporate strategic alliances, partnering with successful U.S. technology start-ups, and finding merger and acquisition candidates or counter-parties with firms operating in the U.S. and/or abroad.

Results of Operations-For the Three Months Ended March 31, 2004 and 2003

Financial Condition, Capital Resources and Liquidity

For the first quarter ended March 31, 2004 and 2003 the Company recorded revenues of $61,605 and $14,713, respectively.

For the first quarter ended March 31, 2004 and 2003 the Company had salary expense of $39,970 and $148,433, respectively.

For the first quarter ended March 31, 2004 and 2003, the Company had on a consolidated unaudited basis general and administrative expenses of $58,180 and $83,105, respectively.

For the first quarter ended March 31, 2004 and 2003, the Company had on a consolidated unaudited basis total operating expenses of $114,866 and $325,371, respectively.

Net Losses

For the first quarter ended March 31, 2004 and March 31, 2003, the Company reported a net loss from operations excluding foreign currency translation of $54,503 and $311,080 respectively.

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

The French court has decided that ELVA S.A, which is the Company's subsidiary, must refund Mr. Cedric Colnot's current account.


Item 2. Changes in Securities and Use of Proceeds

None


Item 3. Defaults in Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders.

No matter was submitted, during the quarter ending March 31, 2004, covered by this report, to a vote of the Company's shareholders, through the solicitation of proxies or otherwise.


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

10.5     [4]   Perrot, Ltd. Services Agreement dated May 1, 2001 (formerly filed as Exhibit 10.4).

10.6     [4]   Perrot, Ltd.  Supplemental  Agreement dated May 1, 2001 (formerly filed as Exhibit 10.5).

10.7     [5]   Non-Exclusive  Manufacturing Agreement dated December 6, 2001 (in
               French).

10.8     [6]   I-PROVED Agreement dated May 5, 2003.

10.9     [7]   Consulting  Agreement with Matthews Morris  &Company,  Inc. dated
               January 2, 2003.

23.1     [3]   Consent of Durland &Company, CPAs, P.A.

23.2     [3]   Consent of Mintmire  &Associates  (contained in the opinion filed as Exhibit 5.1).

31.1      *    Section 302 Certification.

32.1      *    Section 906 Certification pursuant to 18 U.S.C. 1350.
-------------------------------------------------

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







                [Balance of this page intentionally left blank.]

                                   SIGNATURES



In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            Elva International, Inc.
                               ------------------
                                  (Registrant)


Date:    May 17, 2004             /s/ Eric Danon
                                 --------------------------------------
                                 Eric Danon, President, CEO & Director

                                 /s/ Serge Parienti
                                 --------------------------------------
                                 Serge Parienti, VP and Director

                                 /s/ Patrick Misko
                                 --------------------------------------
                                 Patrick Misko, VP and Director