Form 10QSB
period 2004-06-30
ELVA INTERNATIONAL INC
filed 2004-08-23
CIK 1103718

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended: June 30, 2004

Commission file no.: 29201

                            ELVA INTERNATIONAL, INC.
                 -----------------------------------------------
                 (Name of Small Business Issuer in its Charter)

Florida                                                    65-0790761
-----------------------------------------         ------------------------------
(State or other jurisdiction of                   (I.R.S.Employer
Identification No.)                               incorporation or organization)

222 Lakeview Avenue, PMB 160-415
West Palm Beach, FL                                           33401
------------------------------------------        ------------------------------
(Address of principal executive offices)                   (Zip Code)

Issuer's telephone number:  (925) 831-0504

Securities registered under Section 12(b) of the Act:

Title of each class                                    Name of each exchange on
                                                          which registered

None                                                         None
--------------------------------                   -----------------------------


Securities registered under Section 12(g) of the Act:

                    Common Stock, $0.0001 par value per share
                 -----------------------------------------------
                                (Title of class)

Copies of Communications Sent to:

                                Kenneth S. Pollock, Esq.
                                Newman, Pollock & Klein, LLP
                                2424 N. Federal Highway, Suite 411
                                Boca Raton, FL 33431
                                Phone No.: (561) 393-6168
                                Fax No.: (561) 391-8856

Indicate by Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.

Yes [X] No [_]



As of June 30, 2004, there were 25,385,998 shares of voting common stock of the registrant issued and outstanding.

                                     PART I

Item 1. Financial Statements


                          INDEX TO FINANCIAL STATEMENTS


Consolidated Balance Sheets..................................................F-2

Consolidated Statements of Operations and Comprehensive Income (Loss)........F-3

Consolidated Statements of Stockholders' Equity (Deficiency).................F-4

Consolidated Statements of Cash Flows........................................F-6

Notes to Consolidated Financial Statements...................................F-7

                            Elva International, Inc.
                           Consolidated Balance Sheets


                                                                 June 30, 2004  December 31, 2003
                                                                --------------- ------------------
                                                                  (unaudited)
                                         ASSETS
CURRENT ASSETS
  Cash and equivalents                                          $        56,533 $         41,495
  Accounts receivable, net of reserve of $0 and $2,272                  189,867          205,860
  VAT tax receivable                                                     19,942           10,852
   Inventory                                                             46,494           48,308
                                                                --------------- ----------------
          Total current assets                                          312,836          306,515
                                                                --------------- ----------------
PROPERTY AND EQUIPMENT
  Computers and equipment                                               235,551          246,637

        Less accumulated depreciation                                  (168,702)        (164,711)
                                                                --------------- ----------------

          Net property and equipment                                     66,849           81,926
                                                                --------------- ----------------
OTHER ASSETS
  Deposits and other assets                                               9,516           35,917
  Income tax credit receivable                                          116,359          119,393
  Patent                                                                707,862          717,368

        Less accumulated amortization                                  (190,742)        (177,479)
                                                                --------------- ----------------

          Net other assets                                              642,995          695,199
                                                                --------------- ----------------
Total Assets                                                    $     1,022,680 $      1,083,640
                                                                =============== ================
    LIABILITIES AND STOCKHOLDERS' EQUITY ( DEFICIENCY)
CURRENT LIABILITIES
   Accounts payable                                             $       358,055 $        350,483
   Accrued Expenses
       Trade                                                            109,686          237,152
       Payroll and taxes                                                131,739          162,293
   Current portion of long-term debt                                      1,883            1,956
   Provision for litigation and forex gain/(loss)                        19,084           58,143
   Advances from shareholders                                           127,593          176,598
   Conditional government subsidy                                        79,782           82,896
                                                                --------------- ----------------

          Total current liabilities                                     827,822        1,069,521
                                                                --------------- ----------------
LONG-TERM DEBT
   Conditional government subsidy                                       161,760          168,072
                                                                --------------- ----------------

          Total long-term debt                                          161,760          168,072
                                                                --------------- ----------------
Total Liabilities                                                       989,582        1,237,593
                                                                --------------- ----------------
Minority interest in consolidated subsidiary                                  0                0
                                                                --------------- ----------------
STOCKHOLDERS' EQUITY (DEFICIENCY)
   Preferred stock, $0.0001 par value, authorized
     10,000,000 shares; none issued and outstanding                           0                0
   Common stock, $0.0001 par value, authorized
      50,000,000 shares; 25,385,998 and 20,857,759
      issued and outstanding shares, respectively                         2,539            2,086
   Additional paid-in capital                                         5,270,739        5,031,866
   Accumulated comprehensive income (loss)                               (2,777)         (13,087)
   Deficit                                                           (5,237,403)      (5,174,818)
                                                                --------------------------------

          Total stockholders' equity (deficiency)                        33,098         (153,953)
                                                                --------------- ----------------
Total Liabilities and Stockholders' Equity (Deficiency)         $     1,022,680 $      1,083,640
                                                                =============== ================


     The accompanying notes are an integral part of the financial statements

                            Elva International, Inc.
      Consolidated Statements of Operations and Comprehensive Income (Loss)
                                   (unaudited)

                                                                   Three Months Ended            Six Months Ended
                                                                        June 30,                     June 30,
                                                             ----------------------------   -----------------------------
                                                                 2004          2003             2004           2003
                                                             -------------- -------------   -------------- --------------
REVENUES                                                     $      106,312 $       4,862         $167,917 $       19,575
                                                             -------------- -------------   -------------- --------------

OPERATING EXPENSES
   Salaries                                                          38,091       139,964           78,061        288,397
   Advertising                                                            0           424                0         15,716
   Depreciation and amortization                                     13,671        13,144           30,387         24,611
   General and administrative                                        61,436        41,598          119,616        124,703
   Research and development                                               0             0                0         68,939
                                                             -------------- -------------   -------------- --------------

          Total operating expenses                                  113,198       195,130          228,064        522,366
                                                             -------------- -------------   -------------- --------------

Operating Loss                                                       (6,886)     (190,268)         (60,147)      (502,791)
                                                             -------------- -------------   -------------- --------------

OTHER INCOME (EXPENSE)
   Interest income                                                        0            33                0             99
   Interest expense                                                  (1,195)       (4,807)          (2,437)        (5,295)
   Foreign currency transaction gain (loss)                               0             0                0              0
                                                             -------------- -------------   -------------- --------------

          Total other income (expense)                               (1,195)       (4,774)          (2,437)        (5,196)

Net loss before tax credit and minority interest                     (8,081)     (195,042)         (62,584)      (507,987)

   Foreign income tax credit                                              0             0                0              0
   Minority interest in consolidated subsidiary income (loss)             0             0                0              0
                                                             -------------- -------------   -------------- --------------

Net loss                                                             (8,081)     (195,042)         (62,584)      (507,987)

Other comprehensive income (loss):

   Foreign currency translation gain (loss)                          14,745        11,209           10,310         81,588
                                                             -------------- -------------   -------------- --------------

Comprehensive income (loss)                                  $        6,664 $    (183,833)  $      (52,274)$     (426,399)
                                                             ============== =============   ============== ==============

Net loss per common share, basic                             $        (0.01)$       (0.01)  $        (0.01)$        (0.03)
                                                             ============== =============   ============== ==============

Weighted average number of shares outstanding                    21,775,808    19,330,286       21,316,783     17,802,510
                                                             ============== =============   ============== ==============











     The accompanying notes are an integral part of the financial statements

                            Elva International, Inc.
          Consolidated Statements of Stockholders' Equity (Deficiency)



                                                                             Add'l.
                                                 Number of      Common       Paid-in     Deferred
                                                   Shares        Stock       Capital      Comp.
                                                -----------   ---------   -----------  ----------
BEGINNING BALANCE,
December 31, 1998                                21,500,000   $   2,150   $   828,401  $        0

Year ended December 31, 1999:
   Other comprehensive income (loss)                      0           0             0           0
   Net loss                                               0           0             0           0
                                                -----------   ---------   -----------  ----------

BALANCE, December 31, 1999                       21,500,000       2,150       828,401           0

Year ended December 31, 2000:
   Conversion of debt of subsidiary for stock     1,720,000         172       557,305           0
   Shares issued for cash                         3,790,000         379     1,237,500           0
   Shares issued to effect 2 for 1 forward split 27,010,000       2,701        (2,701)          0
   Other comprehensive income (loss)                      0           0             0           0
   Net loss                                               0           0             0           0
                                                -----------   ---------   -----------  ----------

BALANCE, December 31, 2000                       54,020,000       5,402     2,620,505           0

Year ended December 31, 2001:
   1 for 10 reverse split                       (48,618,000)     (4,862)        4,862           0
   Shares issued for cash                         3,293,640         329       586,354           0
   144 shares issued for services                   646,500          65       103,375    (103,440)
   S-8 shares issued for services                   135,000          14       269,986           0
   Conversion of debt of subsidiary for stock       129,082          13        17,475           0
   Deferred compensation amortization                     0           0             0      10,775
   Other comprehensive income (loss)                      0           0             0           0
   Net loss                                               0           0             0           0
                                                -----------   ---------   -----------  ----------

BALANCE, December 31, 2001                        9,606,222         961     3,602,557     (92,665)

Year ended December 31, 2002:
   144 shares issued for services                   120,000          12        10,488           0
   144 shares issued for cash                     6,031,537         603     1,069,331           0
   Deferred compensation amortization                     0           0             0      92,665
   Other comprehensive income (loss)                      0           0             0           0
   Net loss                                               0           0             0           0
                                                -----------   ---------   -----------  ----------

BALANCE, December 31, 2002                       15,757,759       1,576     4,682,376           0

Year ended December 31, 2003
   144 shares issued for cash                     5,100,000         510       349,490           0
   Other comprehensive income (loss)                      0           0             0           0
   Net loss                                               0           0             0           0
                                                -----------   ---------   -----------  ----------

BALANCE, December 31, 2003                       20,857,759       2,086     5,031,866           0

Six months ended June 30, 2004
   144 shares issued for cash                     3,484,614         349       197,231           0
   144 shares issued to retire debt               1,043,625         104        41,642           0
   Other comprehensive income (loss)                      0           0             0           0
   Net loss                                               0           0             0           0
                                                -----------   ---------   -----------  ----------

ENDING BALANCE, June 30, 2004
(unaudited)                                      25,385,998   $   2,539   $ 5,270,739  $        0
                                                ===========   =========   ===========  ==========

                            (Continued on next page)

     The accompanying notes are an integral part of the financial statements

                            Elva International, Inc.
          Consolidated Statements of Stockholders' Equity (Deficiency)
                                  (Continued)

                  Accum.                       Total
      Stock        Comp.                   Stockholders'
      Subs.       Income                      Equity
       Rec.       (Loss)      Deficit      (Deficiency)
   ----------   ----------  -----------   -------------
   $        0   $  (52,349) $  (432,606)  $     345,596


            0       (1,176)           0          (1,176)
            0            0     (723,712)       (723,712)
   ----------   ----------  -----------   -------------

            0      (53,525)  (1,156,318)       (379,292)


            0            0            0         557,477
            0            0            0       1,237,879
            0            0            0               0
            0       25,724            0          25,724
            0            0   (1,163,846)     (1,163,846)
   ----------   ----------  -----------   -------------

            0      (27,801)  (2,320,164)        277,942


            0            0            0               0
            0            0            0         586,683
            0            0            0               0
            0            0            0         270,000
            0            0            0          17,488
            0            0            0          10,775
            0       40,426            0          40,426
            0            0   (1,378,332)     (1,378,332)
   ----------   ----------  -----------   -------------

            0       12,625   (3,698,496)       (175,018)


            0            0            0          10,500
            0            0            0       1,069,934
            0            0            0          92,665
            0      (42,354)           0         (42,354)
            0            0     (897,895)       (897,895)
   ----------   ----------  -----------   -------------

            0      (29,729)  (4,596,391)         57,832


            0            0            0         350,000
            0       16,642            0          16,642
            0            0     (578,427)       (578,427)
   ----------   ----------  -----------   -------------

            0      (13,087)  (5,174,818)       (153,953)


            0            0            0         197,580
            0            0            0          41,746
            0       10,310            0          10,310
            0            0      (62,585)        (62,585)
   ----------   ----------  -----------   -------------


   $        0   $   (2,777) $(5,237,403)  $      33,098
   ==========   ==========  ===========   =============

     The accompanying notes are an integral part of the financial statements

                            Elva International, Inc.
                      Consolidated Statements of Cash Flows
                            Six Months Ended June 30,
                                   (unaudited)

                                                                     2004          2003
                                                                  ------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                          $    (62,585) $   (507,987)
Adjustments to reconcile net loss to net cash used by
 operating activities:
     Minority interest in consolidated subsidiary income                     0             0
     Depreciation and amortization                                      30,387        24,611
     Common stock issued for services                                        0             0
     Foreign exchange transaction gain (loss)                                0             0
     Amortization of government subsidy                                      0             0
     Reserve for impairment of assets                                        0             0
Changes in operating assets and liabilities:
     (Increase) decrease in accounts receivable                         10,545       (61,895)
     (Increase) decrease in inventory                                        0             0
     (Increase) decrease in VAT receivable                              (9,586)      (21,233)
     (Increase) decrease in deposits and other assets                    2,359        (2,837)
     (Increase) decrease in income tax credit receivable                (1,464)         (827)
     Increase (decrease) in accounts payable                            20,731        99,103
     Increase (decrease) accrued expense - trade                      (128,760)       (2,466)
     Increase (decrease) salaries and payroll and taxes                (24,686)      (40,087)
     Increase (decrease) in deferred revenue                                 0             0
                                                                  ------------  ------------
Net cash  provided (used) by operating activities                     (163,059)     (513,618)
                                                                  ------------  ------------
CASH FLOW FROM INVESTING ACTIVITIES:
     Purchase of property and equipment                                      0       (33,680)
     Sales of property and equipment                                     1,840             0
     Increase expenditure application patent                           (17,600)       (8,120)
                                                                  ------------  ------------
Net cash provided (used) by investing activities                       (15,760)      (41,800)
                                                                  ------------  ------------
CASH FLOW FROM FINANCING ACTIVITIES:
     Proceeds from bank overdraft                                            0        23,642
     Repayment of bank overdraft                                             0             0
     Shareholder advances                                                    0       (15,595)
     Shareholder advance repayments                                          0             0
     Receipt of conditional government subsidy                               0             0
     Proceeds of  long term debt - related party                             0             0
     Debt payments                                                           0        (1,655)
     Issuance of common stock for cash                                 197,580       250,000
                                                                  ------------  ------------
Net cash provided by financing activities                              197,580       256,392
                                                                  ------------  ------------
Effect of exchange rates on cash                                        (3,723)      167,746
                                                                  ------------  ------------
Net increase (decrease) in cash and equivalents                         15,038      (131,280)
CASH and equivalents, beginning of period                               41,495       133,223
                                                                  ------------  ------------
CASH and equivalents, end of period                               $     56,533  $      1,943
                                                                  ============  ============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid in cash                                             $      2,437  $      5,295
                                                                  ============  ============
Non-Cash Financing Activities:
  144 common stock issued to retire debt                          $     41,746  $          0
                                                                  ============  ============


     The accompanying notes are an integral part of the financial statements

                            Elva International, Inc.
                   Notes to Consolidated Financial Statements
                   (Information with regard to the six months ended June 30, 2004 and 2003 is unaudited)

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

     e) Property and equipment All property and equipment are recorded at cost and depreciated over their estimated useful lives, using the straight-line method. Upon sale or retirement, the costs and related accumulated depreciation are eliminated from their respective accounts, and the resulting gain or loss is included in the results of operations. Repairs and maintenance charges which do not increase the useful lives of the assets are charged to operations as incurred. Depreciation expense was $3,991 and $10,258 for the six months ended June 30, 2004 and 2003, respectively.

     f) Cash and equivalents The company considers investments with an initial maturity of three months or less as cash equivalents.

     g) Patents The Company acquired two French patents, Nos. 95-15735 and 96-01872, from the founders of ELVA, SA. The Company is amortizing the cost of these patents over the remaining life of the patents. Patents in France have a 20 year life. Amortization expense was $13,263 and $14,353 for the three months ended June 30, 2004 and 2003, respectively.

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

     m) Interim financial information The financial statements for the six months ended June 30, 2004 and 2003 are unaudited and include all adjustments which in the opinion of management are necessary for fair presentation, and such adjustments are of a normal and recurring nature. The results for the six months are not indicative of a full year results.

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

     In the second quarter 2004, the Company issued 3,484,614 shares of restricted common stock in exchange for $197,580 in cash , or $0.06 per share. In the second quarter 2004, the Company issued 1,043,625 shares of restricted common stock in exchange for$41,745 of existing related party debt, or $0.04 per share.


(3) Income Taxes Deferred income taxes (benefits) are provided for certain income and expenses which are recognized in different periods for tax and financial reporting purposes. The Company had net operating loss carry-forwards for income tax purposes of approximately $5,237,400, which expire $68,000 on December 31, 2011, $132,000 on December 31, 2117, $232,000 on
     December 31, 2118,  $724,000 on December 31, 2119,  $1,164,000  on December
     31, 2020,  $1,378,300 on December 31, 2021,  $897,900 on December 31, 2022,
     $578,400 on December 31, 2023 and $62,600 on December 31, 2024.

     The amount recorded as deferred tax asset cumulative as of June 30, 2004 is approximately $2,092,000 which

                            Elva International, Inc.
                   Notes to Consolidated Financial Statements

(3) Income Taxes (Continued) represents the amount of tax benefits of the loss carry-forwards. The Company has established a valuation allowance for this deferred tax asset of $2,092,000, as the Company has no history of profitable operations. The significant components net deferred tax asset as of March 31, 2004 are:


        Net operating losses           $          2,092,000
        Valuation allowance                      (2,092,000)
                                       --------------------
        Net deferred tax asset         $                  0
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

(4) Going Concern As shown in the accompanying consolidated financial statements, the Company incurred net losses totaling $62,600 for the six months ended June 30, 2004, and reflects a stockholders' equity of approximately $33,100 as of June 30, 2004. These conditions raise substantial doubt as to the ability of the Company to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon increasing sales and obtaining additional capital and financing. The Company has retained a registered broker/dealer to raise additional funds for the Company in an amount up to $2,000,000. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

     (b) Long-term debt In 1998, ELVA, SA received approximately $204,500 from a third party as a loan. In December 1998, as part of the reverse merger, Elva, Inc. issued 3,440,000 shares of common stock in settlement of this debt. In March, May and September 1999 and March and July 2000, ELVA received additional

                            Elva International, Inc.
                   Notes to Consolidated Financial Statements

(5)  Related Party Transactions (Continued)
     (b) Long-term debt, (continued) traunches of this loan from the now related party in the total amount of approximately $650,000. In July 2000, the Company entered into an agreement with the holder of its related party long-term debt to exchange 1,720,000 shares of common stock for $557,477 of the existing long-term debt, and paid off the remaining balance of approximately $90,000 in cash. The Company also received a $16,000 conditional loan from an unrelated company under which the Company would not be liable for repayment if the Company hired at least one former technical employee of the other company. The Company has not done so and is repaying this loan at a rate of $3,000 per year. The repayment schedule is per the original agreement.

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

Item 2. Management's Plan of Operation

General

In the second quarter of 2004, the Company sold 3,484,614 shares of its restricted common stock to three unaffiliated parties for $197,580 in cash.

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

Results of Operations -For the Three and Six Months Ended June 30, 2004 and 2003

Financial Condition, Capital Resources and Liquidity

For the second quarter ended June 30, 2004 and 2003 the Company recorded revenues of $106,300 and $4,900, respectively. For the six months ended June 30, 2004 and 2003, the Company recorded revenues of $167,900 and $19,600 respectively.

For the second quarter ended June 30, 2004 and 2003 the Company had salary expenses of $38,100 and $140,000, respectively. For the six months ended June 30, 2004 and 2003, the Company had salary expenses of $78,100 and $288,400, respectively.

For the second quarter ended June 30, 2004 and 2003, the Company had on a consolidated unaudited basis general and administrative expenses of $61,400 and $41,600, respectively. For the six months ended June 30, 2004 and 2003, the Company had on a consolidated unaudited basis general and administrative expenses of $119,600 and $124,700, respectively.

For the second quarter ended June 30, 2004 and 2003, the Company had on a consolidated unaudited basis total operating expenses of $113,200 and $195,100, respectively. For the six months ended June 30, 2004 and 2003, the Company had on a consolidated unaudited basis total operating expenses of $228,100 and $522,400, respectively.

Net Losses

For the second quarter ended June 30, 2004 and 2003, the Company reported a net loss from operations excluding foreign currency translation of $8,100 and
$195,000, respectively. For the six months ended June 30, 2004 and 2003, the Company reported a net loss from operations excluding foreign currency translation of $62,600 and $508,000, respectively.

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

Employees

The manpower has been reduced to 3 people: 3 managers. Our future performance depends in significant part upon the continued service of our key technical and management personnel, and our continuing ability to attract and retain highly qualified and motivated personnel in all areas of our operations. Competition for such personnel is intense. We provide no assurance that we can retain key managerial and technical employees or that we can attract, assimilate or retain other highly qualified personnel in the future. Our employees are not represented by a labor union. We have not experienced any work stoppages and consider our employee relations to be good.

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

Research and Development Plans

A new R&D strategy is being currently studied and will be issued by the end of 2004. Our main goal is to enhance the technology features in terms of personalization, security, multi application, multi platform and product costs. For that purpose, chip design-based positioning and software development related to resources will be accurately refined.

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


Item 2. Changes in Securities and Use of Proceeds

In the period April-June 2004 the Company sold a total of 3,484,614 shares of its restricted common stock for total cash consideration of $197,580, or $0.06 per share. In addition, the Company issued a total of 1,043,625 shares of its restricted common stock for reduction of related party debt totaling $41,745, or $0.04 per share. Each issuance was exempt from registration under Section 4(2) of the Securities Act of 1933, and Section 506 of Regulation D.


Item 3. Defaults in Senior Securities

None


Item 4. Submission of Matters to a Vote of Security Holders.

No matter was submitted, during the quarter ending June 30, 2004, covered by this report, to a vote of the Company's shareholders, through the solicitation of proxies or otherwise.


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

                            Elva International, Inc.
                               ------------------
                                  (Registrant)


Date:    August 23, 2004


                            /s/ Eric Danon
                            ---------------------------------------------------
                            Eric Danon, President, CEO & Director


                            /s/ Serge Parienti
                            ---------------------------------------------------
                            Serge Parienti, VP and Director


                            /s/ Patrick Misko
                            ---------------------------------------------------
                            Patrick Misko, VP and Director