Form 10QSB
period 2004-09-30
ELVA INTERNATIONAL INC
filed 2004-11-23
CIK 1103718

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   Form 10-QSB


(Mark one)

[X] Quarterly Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

For the quarterly period ended September 30, 2004

[_] Transition Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

For the transition period from ______________ to _____________


Commission file no.: 29201

                            ELVA INTERNATIONAL, INC.
                 -----------------------------------------------
                 (Name of Small Business Issuer in its Charter)


Florida                                                65-0790761
-------------------------------                 --------------------------------
(State of incorporation)                          (I.R.S. Employer ID Number)

222 Lakeview Avenue, PMB 160-415
West Palm Beach, FL                                          33401
------------------------------------------         -----------------------------
(Address of principal executive offices)                    (Zip Code)

Issuer's telephone number:  (925) 831-0504

Securities registered under Section 12(b) of the Act:

Title of each class                            Name of each exchange
                                               on which registered

None                                           None
-----------------------------------            ---------------------------------


Securities registered under Section 12(g) of the Act:

                    Common Stock, $0.0001 par value per share
                 -----------------------------------------------
                                (Title of class)

Copies of Communications Sent to:

                          Kenneth S. Pollock, Esq.
                          Newman, Pollock & Klein, LLP
                          2424 N. Federal Highway, Suite 411
                          Boca Raton, FL 33431
                          (561) 393 6168

     Indicate by Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X] No [_]




As of September 30, 2004, there were 25,385,998 shares of voting common stock of the registrant issued and outstanding.

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

Consolidated Statements of Stockholders' Equity (Deficiency).................F-4

Consolidated Statements of Cash Flows........................................F-6

Notes to Consolidated Financial Statements...................................F-7

                            Elva International, Inc.
                           Consolidated Balance Sheets


                                                              September 30, 2004  December 31, 2003
                                                             ------------------ -----------------
                                                                 (unaudited)
                           ASSETS
CURRENT ASSETS
  Cash and equivalents                                       $           57,809 $          41,495
  Accounts receivable, net of reserve of $0 and $2,272                  169,015           205,860
  VAT tax receivable                                                      2,217            10,852
   Inventory                                                             47,465            48,308
                                                             ------------------ -----------------
          Total current assets                                          276,506           306,515
                                                             ------------------ -----------------

PROPERTY AND EQUIPMENT
  Computers and equipment                                               240,471           246,637
        Less accumulated depreciation                                  (177,422)         (164,711)
                                                             ------------------ -----------------

          Net property and equipment                                     63,049            81,926
                                                             ------------------ -----------------

OTHER ASSETS
  Deposits and other assets                                               9,805            35,917
  Income tax credit receivable                                          118,789           119,393
  Patent                                                                670,212           717,368

        Less accumulated amortization                                  (147,037)         (177,479)
                                                             ------------------ -----------------

          Net other assets                                              651,769           695,199
                                                             ------------------ -----------------
Total Assets                                                 $          991,324 $       1,083,640
                                                             ================== =================

        LIABILITIES AND STOCKHOLDERS' EQUITY ( DEFICIENCY)
CURRENT LIABILITIES
   Accounts payable                                          $          339,012 $         350,483
   Accrued Expenses
       Trade                                                             42,694           237,152
       Payroll and taxes                                                121,062           162,293
   Current portion of long-term debt                                          0             1,956
   Provision for litigation and forex gain/(loss)                        57,128            58,143
   Advances from shareholders                                           139,480           176,598
   Conditional government subsidy                                        81,448            82,896
                                                             ------------------ -----------------

          Total current liabilities                                     780,824         1,069,521
                                                             ------------------ -----------------

LONG-TERM DEBT
   Conditional government subsidy                                       165,139           168,072
                                                             ------------------ -----------------

          Total long-term debt                                          165,139           168,072
                                                             ------------------ -----------------
Total Liabilities                                                       945,963         1,237,593
                                                             ------------------ -----------------
Minority interest in consolidated subsidiary                                  0                 0
                                                             ------------------ -----------------

STOCKHOLDERS' EQUITY (DEFICIENCY)
   Preferred stock, $0.0001 par value, authorized
     10,000,000 shares; none issued and outstanding                           0                 0
   Common stock, $0.0001 par value, authorized
     50,000,000 shares; 25,385,998 and 20,857,759
     issued and outstanding shares, respectively                          2,539             2,086
   Additional paid-in capital                                         5,270,739         5,031,866
   Accumulated comprehensive income (loss)                               12,806           (13,087)
   Deficit                                                           (5,240,723)       (5,174,818)
                                                             ------------------ -----------------

          Total stockholders' equity (deficiency)                        45,361          (153,953)
                                                             ------------------ -----------------
Total Liabilities and Stockholders' Equity (Deficiency)      $          991,324 $       1,083,640
                                                             ================== =================




     The accompanying notes are an integral part of the financial statements

                            Elva International, Inc.
      Consolidated Statements of Operations and Comprehensive Income (Loss)
                                   (unaudited)


                                                                      Three Months Ended                    Nine Months Ended
                                                                        September 30,                          September 30,
                                                               --------------------------------  -------------------------------
                                                                  2004              2003              2004            2003
                                                               ---------------  ---------------  --------------- ---------------
REVENUES                                                       $        16,592  $       197,152                  $       216,727
                                                               ---------------  ---------------                  ---------------

OPERATING EXPENSES
   Salaries                                                             24,112           78,861         102,173          367,258
   Advertising                                                               0              100               0           15,816
   Depreciation and amortization                                        13,927           12,538          44,314           37,149
   General and administrative                                           72,500           44,639         192,116          169,342
   Research and development                                                  0                0               0           69,372
                                                               ---------------  ---------------  --------------  ---------------

          Total operating expenses                                     110,539          136,138         338,603          658,937
                                                               ---------------  ---------------  --------------  ---------------

Operating Loss                                                         (93,947)          61,014        (154,094)        (442,210)
                                                               ---------------  ---------------  --------------  ---------------

OTHER INCOME (EXPENSE)
   Gain on sale of patent                                               91,890                0          91,890                0
   Interest income                                                           0                0               0              100
   Interest expense                                                     (1,264)          (2,421)         (3,701)          (7,716)
   Foreign currency transaction gain (loss)                                  0             (426)              0             (426)
                                                               ---------------  ---------------  --------------  ---------------

          Total other income (expense)                                  90,626           (2,847)         88,189           (8,042)

Net loss before tax credit and minority interest                        (3,321)          58,167         (65,905)        (450,252)

   Foreign income tax credit                                                 0                0               0                0
   Minority interest in consolidated subsidiary income (loss)                0                0               0                0
                                                               ---------------  ---------------  --------------  ---------------
Net income (loss)                                                       (3,321)          58,167         (65,905)        (450,252)

Other comprehensive income (loss):
   Foreign currency translation gain (loss)                             15,583            3,682          25,893           85,270
                                                               ---------------  ---------------  --------------  ---------------

Comprehensive income (loss)                                    $        12,262  $        61,849  $      (40,012) $       (364,982)
                                                               ===============  ===============  ==============  ===============

Net income (loss) per common share, basic                      $         (0.01) $        0.01    $        (0.01) $         (0.02)
                                                               ===============  ===============  ==============  ===============

Weighted average number of shares outstanding                       22,683,089       20,857,759      25,385,998       18,832,118
                                                               ===============  ===============  ==============  ===============







     The accompanying notes are an integral part of the financial statements

                            Elva International, Inc.
          Consolidated Statements of Stockholders' Equity (Deficiency)


                                                                                          Add'l.
                                                      Number of          Common           Paid-in
                                                       Shares            Stock            Capital
                                                  -----------------   ------------    ---------------
BEGINNING BALANCE,
December 31, 1998                                        21,500,000   $      2,150    $       828,401

Year ended December 31, 1999:
   Other comprehensive income (loss)                              0              0                  0
   Net loss                                                       0              0                  0
                                                  -----------------   ------------    ---------------

BALANCE, December 31, 1999                               21,500,000          2,150            828,401

Year ended December 31, 2000:
   Conversion of debt of subsidiary for stock             1,720,000            172            557,305
   Shares issued for cash                                 3,790,000            379          1,237,500
   Shares issued to effect 2 for 1 forward split         27,010,000          2,701             (2,701)
   Other comprehensive income (loss)                              0              0                  0
   Net loss                                                       0              0                  0
                                                  -----------------   ------------    ---------------

BALANCE, December 31, 2000                               54,020,000          5,402          2,620,505

Year ended December 31, 2001:
   1 for 10 reverse split                               (48,618,000)        (4,862)             4,862
   Shares issued for cash                                 3,293,640            329            586,354
   144 shares issued for services                           646,500             65            103,375
   S-8 shares issued for services                           135,000             14            269,986
   Conversion of debt of subsidiary for stock               129,082             13             17,475
   Deferred compensation amortization                             0              0                  0
   Other comprehensive income (loss)                              0              0                  0
   Net loss                                                       0              0                  0
                                                  -----------------   ------------    ---------------

BALANCE, December 31, 2001                                9,606,222            961          3,602,557

Year ended December 31, 2002:
   144 shares issued for services                           120,000             12             10,488
   144 shares issued for cash                             6,031,537            603          1,069,331
   Deferred compensation amortization                             0              0                  0
   Other comprehensive income (loss)                              0              0                  0
   Net loss                                                       0              0                  0
                                                  -----------------   ------------    ---------------

BALANCE, December 31, 2002                               15,757,759          1,576          4,682,376

Year ended December 31, 2003
   144 shares issued for cash                             5,100,000            510            349,490
   Other comprehensive income (loss)                              0              0                  0
   Net loss                                                       0              0                  0
                                                  -----------------   ------------    ---------------

BALANCE, December 31, 2003                               20,857,759          2,086          5,031,866

Six months ended June 30, 2004
   144 shares issued for cash                             3,484,614            349            197,231
   144 shares issued to retire debt                       1,043,625            104             41,642
   Other comprehensive income (loss)                              0              0                  0
   Net loss                                                       0              0                  0
                                                  -----------------   ------------    ---------------

ENDING BALANCE, September 30, 2004
(unaudited)                                              25,385,998   $      2,539    $     5,270,739
                                                  =================   ============    ===============

                            Elva International, Inc.
          Consolidated Statements of Stockholders' Equity (Deficiency)

                                      Accum.                                   Total
                     Stock             Comp.                               Stockholders'
   Deferred          Subs.            Income                                   Equity
    Comp.             Rec.            (Loss)             Deficit            (Deficiency)
--------------   --------------   ---------------    ----------------    ------------------

$            0   $            0   $       (52,349)   $       (432,606)   $          345,596


             0                0            (1,176)                  0                (1,176)
             0                0                 0            (723,712)             (723,712)
--------------   --------------   ---------------    ----------------    ------------------

             0                0           (53,525)         (1,156,318)             (379,292)


             0                0                 0                   0               557,477
             0                0                 0                   0             1,237,879
             0                0                 0                   0                     0
             0                0            25,724                   0                25,724
             0                0                 0          (1,163,846)           (1,163,846)
--------------   --------------   ---------------    ----------------    ------------------

             0                0           (27,801)         (2,320,164)              277,942


             0                0                 0                   0                     0
             0                0                 0                   0               586,683
      (103,440)               0                 0                   0                     0
             0                0                 0                   0               270,000
             0                0                 0                   0                17,488
        10,775                0                 0                   0                10,775
             0                0            40,426                   0                40,426
             0                0                 0          (1,378,332)           (1,378,332)
--------------   --------------   ---------------    ----------------    ------------------

       (92,665)               0            12,625          (3,698,496)             (175,018)


             0                0                 0                   0                10,500
             0                0                 0                   0             1,069,934
        92,665                0                 0                   0                92,665
             0                0           (42,354)                  0               (42,354)
             0                0                 0            (897,895)             (897,895)
--------------   --------------   ---------------    ----------------    ------------------

             0                0           (29,729)         (4,596,391)               57,832


             0                0                 0                   0               350,000
             0                0            16,642                   0                16,642
             0                0                 0            (578,427)             (578,427)
--------------   --------------   ---------------    ----------------    ------------------

             0                0           (13,087)         (5,174,818)             (153,953)


             0                0                 0                   0               197,580
             0                0                 0                   0                41,746
             0                0            25,893                   0                25,893
             0                0                 0             (65,905)              (65,905)
--------------   --------------   ---------------    ----------------    ------------------


$            0   $            0   $        12,806    $     (5,240,723)   $           45,361
==============   ==============   ===============    ================    ==================




     The accompanying notes are an integral part of the financial statements

                            Elva International, Inc.
                      Consolidated Statements of Cash Flows
                         Nine Months Ended September 30,
                                   (unaudited)

                                                                   2004              2003
                                                             ----------------   ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                     $        (65,905)  $      (450,252)
Adjustments to reconcile net loss to net cash
used by operating activities:
     Minority interest in consolidated subsidiary income                    0                 0
     Depreciation and amortization                                     44,314            37,149
     Common stock issued for services                                       0                 0
     Foreign exchange transaction gain (loss)                               0                 0
     Amortization of government subsidy                                     0                 0
     Reserve for impairment of assets                                       0                 0
Changes in operating assets and liabilities:
     (Increase) decrease in accounts receivable                        35,035           (63,628)
     (Increase) decrease in inventory                                       0                 0
     (Increase) decrease in VAT receivable                              8,339              (158)
     (Increase) decrease in deposits and other assets                   2,267            (2,409)
     (Increase) decrease in income tax credit receivable               (1,462)          122,698
     Increase (decrease) in accounts payable                           (1,819)           26,747
     Increase (decrease) accrued expense - trade                     (136,760)           (2,466)
     Increase (decrease) salaries and payroll and taxes               (37,912)         (118,116)
     Increase (decrease) in deferred revenue                                0                 0
                                                             ----------------   ---------------

Net cash  provided (used) by operating activities                    (153,903)         (450,435)
                                                             ----------------   ---------------

CASH FLOW FROM INVESTING ACTIVITIES:
     Purchase of property and equipment                                     0           (33,891)
     Sales of property and equipment                                    1,838                 0
     Sales of unused patent                                           126,085                 0
     Increase expenditure application patent                          (17,600)           (8,171)
                                                             ----------------   ---------------
Net cash provided (used) by investing activities                      110,323           (42,062)
                                                             ----------------   ---------------

CASH FLOW FROM FINANCING ACTIVITIES:
     Proceeds from bank overdraft                                           0                 0
     Repayment of bank overdraft                                            0                 0
     Shareholder advances                                               8,140           (15,988)
     Shareholder advance repayments                                         0                 0
     Receipt of conditional government subsidy                              0                 0
     Proceeds of  long term debt - related party                            0                 0
     Debt payments                                                     (1,935)           (1,665)
     Issuance of common stock for cash                                      0           350,000
                                                             ----------------   ---------------
Net cash provided by financing activities                               6,205           332,347
                                                             ----------------   ---------------

Effect of exchange rates on cash                                       53,689            66,201
                                                             ----------------   ---------------

Net increase (decrease) in cash and equivalents                        16,314           (93,949)

CASH and equivalents, beginning of period                              41,495           133,223
                                                             ----------------   ---------------

CASH and equivalents, end of period                          $         57,809   $        39,274
                                                             ================   ===============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid in cash                                        $          3,701   $         7,716
                                                             ================   ===============
Non-Cash Financing Activities:
  144 common stock issued to retire debt                     $              0   $             0
                                                             ================   ===============


     The accompanying notes are an integral part of the financial statements

                            Elva International, Inc.
                   Notes to Consolidated Financial Statements
                   (Information with regard to the nine months
                ended September 30, 2004 and 2003 is unaudited)

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

                            Elva International, Inc.
                   Notes to Consolidated Financial Statements

(1)  Summary of Significant Accounting Principles (Continued)
          e) Property and equipment All property and equipment are recorded at cost and depreciated over their estimated useful lives, using the straight-line method. Upon sale or retirement, the costs and related accumulated depreciation are eliminated from their respective accounts, and the resulting gain or loss is included in the results of operations. Repairs and maintenance charges which do not increase the useful lives of the assets are charged to operations as incurred. Depreciation expense was $15,389 and $15,485 for the nine months ended September 30, 2004 and 2003, respectively.

          f) Cash and equivalents The company considers investments with an initial maturity of three months or less as cash equivalents.

          g) Patents The Company acquired two French patents, Nos. 95-15735 and 96-01872, from the founders of ELVA, SA. The Company is amortizing the cost of these patents over the remaining life of the patents. Patents in France have a 20 year life. Amortization expense was $28,925 and $30,562 for the nine months ended September 30, 2004 and 2003, respectively.

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

                            Elva International, Inc.
                   Notes to Consolidated Financial Statements

(1)  Summary of Significant Accounting Principles (Continued)
          k) Software development costs The software developed by the Company is used exclusively by licensors of the Company's technology. As such, the Company is not selling the software. Costs incurred in developing the software have been expensed in the period in which incurred.

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

          m) Interim financial information The financial statements for the nine months ended September 30, 2004 and 2003 are unaudited and include all adjustments which in the opinion of management are necessary for fair presentation, and such adjustments are of a normal and recurring nature. The results for the nine months are not indicative of a full year results.

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

     In July 2000, the Company sold 3,490,000 shares of common stock to a British Virgin Islands investment company in exchange for $1,139,893 in cash. In July 2000, the Company sold 300,000 shares of common stock to an individual in exchange for $97,985 in cash. In July 2000, the Company

                            Elva International, Inc.
                   Notes to Consolidated Financial Statements

(2)  Stockholders'  Equity  (Continued)
     agreed to exchange 1,720,000 shares of common stock for $557,477 of existing long-term debt. All three of these transactions were concluded at $0.3266 per share. On October 5, 2000, the stockholders of the Company voted to increase the number of authorized shares of common stock from 50,000,000 to 100,000,000 with no change in par value. In conjunction with the increase in the authorized shares, the Company issued 27,010,000 shares of common stock to effect a two for one forward split of the then issued and outstanding shares.

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

                            Elva International, Inc.
                   Notes to Consolidated Financial Statements

(2)  Stockholders'  Equity  (Continued)
     In the second quarter 2004, the Company issued 3,484,614 shares of restricted common stock in exchange for $197,580 in cash , or $0.06 per share. In the second quarter 2004, the Company issued 1,043,625 shares of restricted common stock in exchange for$41,745 of existing related party debt, or $0.04 per share.


(3) Income Taxes Deferred income taxes (benefits) are provided for certain income and expenses which are recognized in different periods for tax and financial reporting purposes. The Company had net operating loss carry-forwards for income tax purposes of approximately $5,240,700, which expire $68,000 on December 31, 2011, $132,000 on December 31, 2117, $232,000 on
     December 31, 2118,  $724,000 on December 31, 2119,  $1,164,000  on December
     31, 2020,  $1,378,300 on December 31, 2021,  $897,900 on December 31, 2022,
     $578,400 on December 31, 2023 and $65,900 on December 31, 2024.

     The amount recorded as deferred tax asset cumulative as of September 30, 2004 is approximately $2,090,000 which represents the amount of tax benefits of the loss carry-forwards. The Company has established a valuation allowance for this deferred tax asset of $2,092,000, as the Company has no history of profitable operations. The significant components net deferred tax asset as of March 31, 2004 are:

Net operating losses            $              2,090,000
Valuation allowance                           (2,090,000)
                                ------------------------
Net deferred tax asset          $                      0
                                ========================

     The Company's subsidiary, ELVA, SA, applied for research and development income tax credits with the French government for the years ended December 31, 2001, 2000, 1999 and 1998. The credits are applied for on the Company's annual income tax return in mid-1999, 2000 and 2001. The amounts applied for were approximately $88,600, $104,500, $94,800, $15,300 and $94,400 for
     2001, 2000, 1999, 1998 and 1997, respectively. In the 4th quarter of 1999, 2000 and 2001, ELVA, SA was notified by the French government of the approval of the application for 1997, 1998 and 1999, respectively, and that payment by the government would occur in late 2002 and 2003. The Company sold the 1997 receivable to its bank on a non-recourse basis in exchange for cash in the amount of $94,400. The Company received the 2000 credit in

                            Elva International, Inc.
                   Notes to Consolidated Financial Statements

(3)  Income Taxes (Continued)
     2003 in the amount of approximately $100,000 It is now expected that the government will approve the 2001 credit. They are expected to be paid $117,000 in 2004. In 1996, ELVA, SA entered its technology in an annual technology competition. This competition is administered by ANVAR, a French quasi-governmental agency established to reward technology advances by French commercial enterprises. Elva received one of the awards from ANVAR for its technology. The Company believes, based on the foregoing, that is more likely than not that the Company will receive these ongoing tax credits from the French government. These credits reduce the income tax benefit of its net operating loss carry-forwards for the French subsidiary on a one-for-one basis.

(4) Going Concern As shown in the accompanying consolidated financial statements, the Company incurred net losses totaling $65,900 for the nine months ended September 30, 2004, and reflects a stockholders' equity of approximately $45,400 as of September 30, 2004. These conditions raise substantial doubt as to the ability of the Company to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon increasing sales and obtaining additional capital and financing. The Company has retained a registered broker/dealer to raise additional funds for the Company in an amount up to $2,000,000. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

          (b) Long-term debt In 1998, ELVA, SA received approximately $204,500 from a third party as a loan. In December 1998, as part of the reverse merger, Elva, Inc. issued 3,440,000 shares of common stock in settlement

                            Elva International, Inc.
                   Notes to Consolidated Financial Statements

(5) Related Party Transactions (Continued)
          (b) Long-term debt, (continued) of this debt. In March, May and September 1999 and March and July 2000, ELVA received additional traunches of this loan from the now related party in the total amount of approximately $650,000. In July 2000, the Company entered into an agreement with the holder of its related party long-term debt to exchange 1,720,000 shares of common stock for $557,477 of the existing long-term debt, and paid off the remaining balance of approximately $90,000 in cash. The Company also received a $16,000 conditional loan from an unrelated company under which the Company would not be liable for repayment if the Company hired at least one former technical employee of the other company. The Company has not done so and is repaying this loan at a rate of $3,000 per year. The repayment schedule is per the original agreement, and this loan was completely paid off in the third quarter of 2004.

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

(8) Patent License In 1997, the Company entered into a non-exclusive license with a US company, Atmel Corp., to license the Company's patent. The Company received an initial license fee of $100,000, and will receive an additional $50,000 fee once the 10 millionth unit is delivered by Atmel. The Company also receives a royalty per total units sold:


          Quantity
                               First 1 mm   To 10 mm   To 100 mm     Over 100 mm
                               ----------   --------   -----------   -----------
Unit price less than $0.51      $0.02        $0.015     $0.01         $0.0005
Unit price greater than $0.50   $0.025       $0.02      $0.015        $0.01

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

(10) Sale of Patent In the third quarter of 2004, the Company sold one of its early patents, which the Company was no longer directly attempting to commercialize. The Company recognized a gain of $91,890 on this sale.

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

Results of Operations -For the Three and nine Months Ended September 30, 2004 and 2003

Financial Condition, Capital Resources and Liquidity

     For the third quarter ended September 30, 2004 and 2003 the Company recorded revenues of $16,600 and $197,200, respectively. For the nine months ended September 30, 2004 and 2003, the Company recorded revenues of $184,500 and $216,700 respectively.

     For the third quarter ended September 30, 2004 and 2003 the Company had salary expenses of $24,100 and $78,900, respectively. For the nine months ended September 30, 2004 and 2003, the Company had salary expenses of $102,200 and $367,300, respectively.

     For the third quarter ended September 30, 2004 and 2003, the Company had on a consolidated unaudited basis general and administrative expenses of $72,500 and $44,600, respectively. For the nine months ended September 30, 2004 and 2003, the Company had on a consolidated unaudited basis general and administrative expenses of $192,100 and $169,300, respectively.

     For the third quarter ended September 30, 2004 and 2003, the Company had on a consolidated unaudited basis total operating expenses of $110,500 and $136,100, respectively. For the nine months ended September 30, 2004 and 2003, the Company had on a consolidated unaudited basis total operating expenses of $338,600 and $658,900, respectively.

Net Losses

     For the third quarter ended September 30, 2004 and 2003, the Company reported a net loss and net income from operations excluding foreign currency translation of $3,300 and $58,200, respectively. For the nine months ended September 30, 2004 and 2003, the Company reported a net loss from operations excluding foreign currency translation of $154,100 and $442,200, respectively.

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


Item 3. Controls and Procedures

     The Company's Chief Executive Officer and Chief Financial Officer have concluded, based on an evaluation conducted within 90 days prior to the filing date of this Quarterly Report on Form 10-QSB, that the Company's disclosure controls and procedures have functioned effectively so as to provide those officers the information necessary whether:

          (i) this Quarterly Report on Form 10-QSB contains any untrue statement of a material fact or omits to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Quarterly Report on Form 10-QSB, and

          (ii) the financial statements, and other financial information included in this Quarterly Report on Form 10- QSB, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this Quarterly Report on Form 10-QSB.

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


Item 3. Defaults in Senior Securities

None


Item 4. Submission of Matters to a Vote of Security Holders.

No matter was submitted, during the quarter ending September 30, 2004, covered by this report, to a vote of the Company's shareholders, through the solicitation of proxies or otherwise.


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


Date:    November 22, 2004


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