Form 10KSB
period 2004-12-31
ELVA INTERNATIONAL INC
filed 2005-04-18
CIK 1103718

Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-KSB

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]



Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10- KSB or any amendment to this Form 10-KSB. [X]



The Registrant's revenue for the fiscal year ended December 31, 2004: $402,694.



The aggregate market value of the voting and non-voting common equity held by non-affiliates (computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity) as of December 31, 2004 was $1,570,776.40.



There were 25,385,7998 shares of the registrant's common stock outstanding as of December 31, 2004.



DOCUMENTS INCORPORATED BY REFERENCE: None



Transitional Small Business Disclosure Format: Yes [_] No [X]

                            SUMMARY TABLE OF CONTENTS

                                     PART I

Item 1.    Description of Business

Item 2.    Description of Property

Item 3.    Legal Proceedings

Item 4.    Submission of Matters to a Vote of Security Holders

                                    PART II

Item 5. Market Price of and Dividends on the Registrant's Common Equity and Other Shareholder Matters

Item 6.    Management's Discussion and Analysis or Plan of Operation

Item 7.    Financial Statements

Item 8.    Changes in and Disagreements with Accountants

                                    PART III

Item 9.    Directors, Executive Officers, Promoters and Control Persons

Item 10.   Executive Compensation

Item 11.   Security Ownership of Certain Beneficial Owners and Management

Item 12.   Certain Relationships and Related Transactions

Item 13.   Index to Exhibits

Item 14    Principal Accountant Fees and Services

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

In February 2003, the Company issued 5,100,000 shares resticted under Rule 144 in exchange for $350,000, or $0.069 per share. See Part I, Item 1. "Legal Proceedings."

In May 2004, the Company issued 3,484,614 shares resticted under Rule 144 in exchange for $197,580, or $0.06 per share. See Part I, Item 1. "Legal Proceedings."

In June 2004, the Company issued 1,043,625 shares resticted under Rule 144 in exchange for the retirement of $41,746 of then existing debt, or $0.04 per share. See Part I, Item 1. "Legal Proceedings."

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

Phase 1: 2001 / 2004: Launching and positioning VocaliD technology
--------------------------------------------------------------------------------
Introduction of VocaliD smart card on its market : Sales and marketing strategy:

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

Expansion of ELVA's territory

Integration of new security and software skills, products and services through acquisitions.

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


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.



                                     PART II


ITEM 5. MARKET PRICE OF AND DIVIDENDS ON THE REGISTRANT'S COMMON EQUITY AND OTHER SHAREHOLDER MATTERS.

                               Market Information

2005                                HIGH                 LOW
------                             --------            -----
March 31, 2005                      0.06                0.06

2004                                HIGH                 LOW
------                             --------            -----
December 31, 2004                   0.06                0.06
September 30, 2004                  0.06                0.06
June 30, 2004                       0.06                0.06
March 31, 2004                      0.06                0.06

2003                                HIGH                 LOW
------                             --------            -----

December 31, 2003                   0.06                0.06
September 30, 2003                  0.06                0.06
June 30, 2003                       0.06                0.06
March 31, 2003                      0.10                0.10

2002                                HIGH                 LOW
------                             --------            -----
December 31, 2002                   0.25                0.10
September 30, 2002                  0.17                0.14
June 30, 2002                       0.48                0.17
March 31, 2002                      0.75                0.27

2001                                HIGH                 LOW
-------                            -------             -----
December  31, 2001                  1.45                0.22
September 30, 2001                  4.25                1.01
June 30, 2001                       1.75                0.36
March 31, 2001                      4.64                0.88

2000                                HIGH                 LOW
-------                            -------             -----
December  31, 2000                  2.00                0.94
(* 2:1 Stock Split October 2, 2000)
September 30, 2000                  3.00                1.50
June 30, 2000                       7.50                3.00
March 31, 2000                     11.00                1.75

1999                                HIGH                 LOW
-------                            -------             -----
December  31, 1999                  4.13                3.88
September 30, 1999                   N/A                 N/A
June 30, 1999                        N/A                 N/A
March 31, 1999                       N/A                 N/A
-------------------------

The approximate number of holders of record of common equity is 86 as of December 31, 2002.

Dividends

The Company has never declared or paid any cash dividends on its common stock and does not intend to declare any dividends in the foreseeable future.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Results of Operations  -For the Twelve  Months  Ending  December 31, 2004 & 2003

Financial Condition, Capital Resources and Liquidity

For the twelve months ending December 31, 2004 and 2003 the Company recorded revenues of $402,700 and $336,000 respectively. For the twelve months ending December 31, 2004 and 2003 the Company had total salary expenses of $141,400 and $382,300 respectively.

For the twelve months ending December 31, 2004 and 2003 the Company had, on a consolidated basis, general and administrative expenses of $3896,6400 and $301,300, respectively.

For the twelve months ending December 31, 2004 and 2003, the Company had on a consolidated basis total operating expenses of $584,200 and $883,900.

Net Income (Loss)

For the twelve months ending December 31, 2004 and 2003, the Company reported a net income and net loss from operations including currency translation of $118,900 and ($561,800) respectively.

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

Employees

The manpower has been reduced to 4 people: 2 managers and 1 Sales and Marketing.

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

Research and Development Plans

We are not currently engaged in any research and development. When we are ready to renew this aspect a new R&D strategy will being currently studied and will be issued by the end of 2003. Our main goal is to enhance the technology features in terms of personalization, security, multi application, multi platform and product costs. For that purpose, chip design-based positioning and software development related to resources will be accurately refined.

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

NAME                 AGE         POSITION
-------------       ------       -----------------

Eric Danon            48         President, CEO and Director
Patrick Misko         44         Vice President of Finance and Director
Serge  Parienti       42         Vice president of Marketing and Director
---------------------------

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

                             OFFICERS AND DIRECTORS

Business Experience

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




                [BALANCE OF THIS PAGE INTENTIONALLY LEFT BLANK]

SUMMARY COMPENSATION TABLE

                                                                        Long Term Compensation
------------------ ------- -------------------------------------- ---------------------- ---------- -------------
                              Annual Compensation                           Awards        Payouts
------------------ ------- ------------ ---------- -------------- ----------- ---------- ---------- -------------
(a)                (b)     (c)          (d)        (e)            (f)          (g)        (h)        (i)
                                                   Other          Restricted   Securities LTIP       All Other
Name and                                           Annual         Stock        Underlying Payouts    Compensation
Principal          Year    Salary ($)   Bonus ($)  Compensation   Award(s)     Options/
Position                                           ($)            ($)          SARs
------------------ ------- ------------ ---------- -------------- ----------- ---------- ---------- -------------
Eric Danon,        2000    $0           $0            $0           $0         $0           $0          $0
President, CEO     2001    $0           $0            $0           $0         $0           $0          $0
and Director       2002    $0           $0            $0           $0         $0           $0          $0
                   2003    $0           $0            $0           $0         $0           $0          $0
                   2004    $0           $0            $0           $0         $0           $0          $0

Serge Parienti,    2000    $82,758      $0            $0           $0         $0           $0          $0
Vice-President     2001    $43,557      $0            $0           $0         $0           $0          $0
and Director       2002    $50,816      $0            $0           $0         $0           $0          $0
                   2003    $30,622      $0            $0           $0         $0           $0          $0
                   2004    $30,622      $0            $0           $0         $0           $0          $0

Patrick Misko,     2000    $56,624      $0            $0           $0         $0           $0          $0
Vice-President     2001    $30,490      $0            $0           $0         $0           $0          $0
and Director       2002    $50,816      $0            $0           $0         $0           $0          $0
                   2003    $30,622      $0            $0           $0         $0           $0          $0
                   2004    $30,622      $0            $0           $0         $0           $0          $0
----------------------------

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

--------------------------------------------------------------------------------
Name and Address of              Title of   Amount and Nature of    Percent of
Beneficial Owner                  Class       Beneficial Owner        Class
--------------------------------------------------------------------------------
Patrick Misko(1)                 Common             936,416            3.7%
538 avenue de l'Hautil
78955 Carrieres sous Poissy,
France
--------------------------------------------------------------------------------
Serge Parienti(1)                Common             72,945             0.3%
74, Avenue Edouard Vaillant
92100 Boulogne Billancourt
France
--------------------------------------------------------------------------------
Eric Danon(1)                    Common              0                   0%
74, Avenue Edouard Vaillant
92100 Boulogne Billancourt
France
--------------------------------------------------------------------------------
All Executive Officers, Directors                 1,009,361            4.0%
as a group
--------------------

Certain Beneficial Owners
--------------------------------------------------------------------------------
Name and Address of              Title of   Amount and Nature of    Percent of
Beneficial Owner                  Class       Beneficial Owner        Class
--------------------------------------------------------------------------------
Commonwealth Investment          Common          5,149,999            20.3%
Services, Ltd.(1)
P.O. Box 1437
Rosseau Commonwealth O WI
75008 Paris, France
--------------------------------------------------------------------------------
Olex Financial, Ltd.(1)          Common          5,869,000            23.1%
Vanderpool Plaza
Road Town
Tortola, France
-----------------------------------------------------------------------------
TOTAL                                           11,018,999            43.4%
------------------
(1) Based upon 25,385,998 shares of the Company's common stock issued and outstanding as of December 31, 2004.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None


ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

     (a) The exhibits required to be filed herewith by Item 601 of Regulation S-B, as described in the following index of exhibits, are incorporated herein by reference, as follows:

Exhibit #         Description
---------         -----------------------
3(i).1   [1]      Articles of Incorporation effective August 15, 1997.

3(i).2   [1]      Amended Articles of Incorporation filed January 29, 1999.

3(i).3   [2]      Amended Articles of Incorporation filed November 2000.

3(i).4   [2]      Amended Articles of Incorporation filed March 2001.

3(i).5   [2]      Articles  of  Association  of ELVA  ASIA  PTE LTD
                  (effective October 30, 2000.)

3(ii).1  [1]      Bylaws.

5.1      [3]      Opinion of Mintmire & Associates.

10.1     [1]      Letter of Intent between the Company and ELVA, SA.
                  Dated December 19, 1998.

10.2     [2]      Lease Agreement for California.

10.3     [2]      Lease Agreement for Asian office for ELVA ASIA PTE LTD.

10.4     [3]      Elva International, Inc., Year 2001  Employee/Consultant Stock
                  Compensation Plan (formerly Exhibit 10.1 and Exhibit 10.6).

10.5     [4]      Perrot, Ltd. Services Agreement dated May 1, 2001.
                  (formerly filed as Exhibit 10.4).

10.6     [4]      Perrot, Ltd. Supplemental Agreement dated May 1, 2001
                  (formerly filed as Exhibit 10.5).

10.7     [5]      Non-Exclusive Manufacturing Agreement.
                  Dated December 6, 2001 (in French).

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

                                         Year ended        Year ended
                                         December 31,     December 31,
                                            2004              2003
                                        ------------      ------------
(1)        Audit fees                      $29,000         $28,500
(2)        Tax fees                        $     0         $     0
(3)        All other fees                  $     0         $     0

   Totals                                  $29,500         $28,500

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

The Board reviewed the audited consolidated financial statements of the Company as of and for the year ended December 31, 2004, with management and the independent auditors. Management has the responsibility for the preparation of the Company's financial statements and the independent auditors have the responsibility for the examination of those statements.

Based on the above-mentioned review and discussions with the independent auditors and management, the Board of Directors approved the Company's audited consolidated financial statements and recommended that they be included in its Annual Report on Form 10-KSB for the year ended December 31, 2004, for filing with the Securities and Exchange Commission. The Board also approved the reappointment of Durland & Company CPAs, P.A. as independent auditors.

The Company's principal accountant, Durland & Company CPAs, P.A., did not engage any other persons or firms other than the principal accountant's full-time, permanent employees.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                            Elva International, Inc.
                      ------------------------------------
                                  (Registrant)


Date:    April 15, 2005     /s/Eric Danon
                           ------------------------------------------------
                           Eric Danon, President, CEO & Director

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

Signature                               Title                        Date

By: /s/Eric Danon
   --------------------------     President, CEO & Director     April 15, 2005
      Eric Danon

By: /s/ Serge Parienti
   --------------------------     VP & Director                 April 15, 2005
      Serge Parienti

By: /s/ Patrick Misko
   --------------------------     VP & Director                 April 15, 2005
      Patrick Misko

                          INDEX TO FINANCIAL STATEMENTS



Reports of Independent Registered Public Accounting Firm.................... F-2

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

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



The Board of Directors and Stockholders
Elva International, Inc.
West Palm Beach, Florida


We have audited the accompanying consolidated balance sheets of Elva International, Inc., (the "Company") as of December 31, 2004 and 2003 and the related consolidated statements of operations and comprehensive income (loss), stockholders' equity (deficiency) and cash flows for the two years in the period ended December 31, 2004. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2004 and 2003 and the results of its operations and its cash flows for the two years in the period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.

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



/s/ Durland & Company, CPAs, P.A.
Durland & Company, CPAs, P.A.

Palm Beach, Florida
April 11, 2004

                            Elva International, Inc.
                           Consolidated Balance Sheets
                                  December 31,

                                                                     2004           2003
                                                                --------------  --------------
                                     ASSETS
CURRENT ASSETS
  Cash and equivalents                                          $       86,920  $       41,495
  Accounts receivable, net of reserve of $0 and $2,272                 152,729         205,860
  VAT tax receivable                                                    16,365          10,852
   Inventory                                                            34,481          48,308
                                                                --------------  --------------
          Total current assets                                         290,495         306,515
                                                                --------------  --------------
PROPERTY AND EQUIPMENT
  Computers and equipment                                              270,768         246,637
        Less accumulated depreciation                                 (200,592)       (164,711)
                                                                --------------  --------------
          Net property and equipment                                    70,176          81,926
                                                                --------------  --------------
OTHER ASSETS
  Deposits and other assets                                             10,763          35,917
  Income tax credit receivable                                         128,731         119,393
  Patent                                                               763,120         717,368
        Less accumulated amortization                                 (222,007)       (177,479)
                                                                --------------  --------------
          Net other assets                                             680,607         695,199
                                                                --------------  --------------
Total Assets                                                    $    1,041,278  $    1,083,640
                                                                ==============  ==============
     LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
CURRENT LIABILITIES
   Accounts payable                                             $      332,707  $      350,483
   Accrued Expenses
       Trade                                                            43,145         237,152
       Payroll and taxes                                               128,863         162,293
   Current portion of long-term debt                                         0           1,956
   Provision for litigation and forex gain/loss                         80,088          58,143
   Advances from shareholders                                          165,896         176,598
   Short-term debt                                                      50,000               0
   Conditional government subsidy                                       36,338          82,896
                                                                --------------  --------------
          Total current liabilities                                    837,037       1,069,521
                                                                --------------  --------------
LONG-TERM DEBT
   Conditional government subsidy                                            0         168,072
                                                                --------------  --------------
          Total long-term debt                                               0         168,072
                                                                --------------  --------------
Total Liabilities                                                      837,037       1,237,593
                                                                --------------  --------------
Minority interest in consolidated subsidiary                                 0               0
                                                                --------------  --------------
STOCKHOLDERS' EQUITY (DEFICIENCY)
   Preferred stock, $0.0001 par value, authorized
     10,000,000 shares; none issued and outstanding                          0               0
   Common stock, $0.0001 par value, authorized
     50,000,000 shares; 25,385,998 and 20,857,759
     issued and outstanding shares                                       2,539           2,086
   Additional paid-in capital                                        5,270,739       5,031,866
   Accumulated comprehensive income (loss)                             (39,130)        (13,087)
   Deficit                                                          (5,029,907)     (5,174,818)
                                                                --------------  --------------

          Total stockholders' equity (deficiency)                      204,241        (153,953)
                                                                --------------  --------------
Total Liabilities and Stockholders' Equity (Deficiency)         $    1,041,278  $    1,083,640
                                                                ==============  ==============


     The accompanying notes are an integral part of the financial statements

                            Elva International, Inc.
                      Consolidated Statements of Operations
                         and Comprehensive Income (Loss)
                             Year Ended December 31,


                                                                                     2004                  2003
                                                                                ------------------    ----------------

REVENUES                                                                        $          402,694    $        335,964
                                                                                ------------------    ----------------
OPERATING EXPENSES
    Salaries                                                                               141,367             382,312
    Advertising                                                                                  0              16,082
    Depreciation and amortization                                                           56,401             113,675
    General and administrative                                                             386,408             301,301
    Research and development                                                                     0              70,539
                                                                                ------------------    ----------------
          Total operating expenses                                                         584,176             883,909
                                                                                ------------------    ----------------
 Operating loss                                                                           (181,482)           (547,945)
                                                                                ------------------    ----------------
OTHER INCOME (EXPENSE):
    Interest income                                                                         37,679                 102
    Interest expense                                                                        (3,584)             (9,728)
    Foreign currency transaction gain (loss)                                                (7,066)            (20,856)
    Gain (loss) on sale of patent                                                           93,149                   0
    Gain on forgiveness of government grant                                                207,621                   0
                                                                                ------------------    ----------------
          Total other income (expense)                                                     327,799             (30,482)
                                                                                ------------------    ----------------
Net income (loss) before tax credit and minority interest                                  146,317            (578,427)
    Foreign income tax                                                                      (1,406)                  0
    Minority interest in consolidated subsidiary income (loss)                                   0                   0
                                                                                ------------------    ----------------
Net income (loss)                                                                          144,911            (578,427)
Other comprehensive income (loss):
    Foreign currency translation gain (loss)                                               (26,043)             16,642
                                                                                ------------------    ----------------
Comprehensive loss                                                              $          118,868    $       (561,785)
                                                                                ==================    ================
Net income (loss) per common share - basic                                      $             0.01    $          (0.03)
                                                                                ==================    ================
Weighted average number of common shares outstanding - basic                            24,186,993          19,342,691
                                                                                ==================    ================












     The accompanying notes are an integral part of the financial statements

                            Elva International, Inc.
                             Consolidated Statements
                      of Stockholders' Equity (Deficiency)



                                                                      Add'l.
                                           Number of      Common      Paid-in
                                             Shares        Stock      Capital
                                          ------------   ---------  -----------

BEGINNING BALANCE, December 31, 1998        21,500,000   $   2,150  $   828,401

Year ended December 31, 1999:
 Other comprehensive income (loss)                   0           0            0
 Net loss                                            0           0            0
                                          ------------   ---------  -----------
BALANCE, December 31, 1999                  21,500,000       2,150      828,401

Year ended December 31, 2000:
 Conversion of debt of subsidiary
   for stock                                 1,720,000         172      557,305
 Shares issued for cash                      3,790,000         379    1,237,500
 Shares issued to effect 2 for 1
   forward split                            27,010,000       2,701       (2,701)
 Other comprehensive income (loss)                   0           0            0
 Net loss                                            0           0            0
                                          ------------   ---------  -----------
BALANCE, December 31, 2000                  54,020,000       5,402    2,620,505

Year ended December 31, 2001:
 1 for 10 reverse split                    (48,618,000)     (4,862)       4,862
 Shares issued for cash                      3,293,640         329      586,354
 144 shares issued for services                646,500          65      103,375
 S-8 shares issued for services                135,000          14      269,986
 Conversion of debt of subsidiary
   for stock                                   129,082          13       17,475
 Deferred compensation amortization                  0           0            0
 Other comprehensive income (loss)                   0           0            0
 Net loss                                            0           0            0
                                          ------------   ---------  -----------
BALANCE, December 31, 2001                   9,606,222         961    3,602,557

Year ended December 31, 2002:
 144 shares issued for services                120,000          12       10,488
 144 shares issued for cash                  6,031,537         603    1,069,331
 Deferred compensation amortization                  0           0            0
 Other comprehensive income (loss)                   0           0            0
 Net loss                                            0           0            0
                                          ------------   ---------  -----------
BALANCE, December 31, 2002                  15,757,759       1,576    4,682,376

Year ended December 31, 2003
 144 shares issued for cash                  5,100,000         510      349,490
 Other comprehensive income (loss)                   0           0            0
 Net loss                                            0           0            0
                                          ------------   ---------  -----------
BALANCE, December 31, 2003                  20,857,759       2,086    5,031,866

Year ended December 31, 2004
 144 shares issued for cash                  3,484,614         349      197,231
 144 shares issued to retire debt            1,043,625         104       41,642
 Other comprehensive income (loss)                   0           0            0
 Net income                                          0           0            0
                                          ------------   ---------  -----------
ENDING BALANCE, December 31, 2004           25,385,998   $   2,539  $ 5,270,739
                                          ============   =========  ===========

                            Elva International, Inc.
                             Consolidated Statements
                      of Stockholders' Equity (Deficiency)


                             Accum.                        Total
                Stock         Comp.                    Stockholders'
  Deferred      Subs.        Income                       Equity
    Comp.        Rec.        (Loss)       Deficit      (Deficiency)
 -----------  ----------   -----------  ------------   -------------

 $         0  $        0   $   (52,349) $   (432,606)  $     345,596


           0           0        (1,176)            0          (1,176)
           0           0             0      (723,712)       (723,712)
 -----------  ----------   -----------  ------------   -------------
           0           0       (53,525)   (1,156,318)       (379,292)



           0           0             0             0         557,477
           0           0             0             0       1,237,879

           0           0             0             0               0
           0           0        25,724             0          25,724
           0           0             0    (1,163,846)     (1,163,846)
 -----------  ----------   -----------  ------------   -------------
           0           0       (27,801)   (2,320,164)        277,942


           0           0             0             0               0
           0           0             0             0         586,683
    (103,440)          0             0             0               0
           0           0             0             0         270,000

           0           0             0             0          17,488
      10,775           0             0             0          10,775
           0           0        40,426             0          40,426
           0           0             0    (1,378,332)     (1,378,332)
 -----------  ----------   -----------  ------------   -------------
     (92,665)          0        12,625    (3,698,496)       (175,018)


           0           0             0             0          10,500
           0           0             0             0       1,069,934
      92,665           0             0             0          92,665
           0           0       (42,354)            0         (42,354)
           0           0             0      (897,895)       (897,895)
 -----------  ----------   -----------  ------------   -------------
           0           0       (29,729)   (4,596,391)         57,832


           0           0             0             0         350,000
           0           0        16,642             0          16,642
           0           0             0      (578,427)       (578,427)
 -----------  ----------   -----------  ------------   -------------
           0           0       (13,087)   (5,174,818)       (153,953)


           0           0             0             0         197,580
           0           0             0             0          41,746
           0           0       (26,043)            0         (26,043)
           0           0             0       144,911         144,911
 -----------  ----------   -----------  ------------   -------------
 $         0  $        0   $   (39,130) $ (5,029,907)  $     204,241
 ===========  ==========   ===========  ============   =============





     The accompanying notes are an integral part of the financial statements

                            Elva International, Inc.
                      Consolidated Statements of Cash Flows
                             Year Ended December 31,

                                                                                       2004                 2003
                                                                                ------------------    -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                               $          144,911    $        (578,427)
Adjustments to reconcile net loss to net cash used by operating activities:
     Depreciation and amortization                                                          56,401              113,675
     Provision for foreign exchange loss                                                    15,847               17,137
     Foreign exchange transaction gain (loss)                                                    0               20,856
     Amortization of government subsidy                                                          0              (85,296)
     Gain on forgiveness of government grant                                              (213,670)                   0
Changes in operating assets and liabilities:
     (Increase) decrease in accounts receivable                                             65,417               96,366
     (Increase) decrease in inventory                                                       16,066               13,845
     (Increase) decrease in VAT receivable                                                  (4,251)              23,819
     (Increase) decrease in deposits and other assets                                        2,298               (2,449)
     (Increase) decrease in income tax credit receivable                                        32              124,763
     Increase (decrease) in accounts payable                                               (39,704)             (96,646)
     Increase (decrease) accrued expense - trade                                           (83,738)             129,510
     Increase (decrease) salaries and payroll and taxes                                    (42,100)             (86,668)
     Increase (decrease) in deferred revenue                                                     0                    0
                                                                                ------------------    -----------------
Net cash  provided (used) by operating activities                                          (82,491)            (309,515)
                                                                                ------------------    -----------------
CASH FLOW FROM INVESTING ACTIVITIES:
     Purchase of property and equipment                                                     (4,347)             (34,461)
     Sale of patent                                                                        106,349                    0
     Increase expenditure application patent                                               (40,986)             (56,676)
                                                                                ------------------    -----------------
Net cash provided (used) by investing activities                                            61,016              (91,137)
                                                                                ------------------    -----------------
CASH FLOW FROM FINANCING ACTIVITIES:
    Proceeds from loan                                                                      50,000                    0
     Shareholder advance repayments                                                        (15,574)             (16,382)
     Debt payments                                                                          (1,924)              (1,693)
     Issuance of common stock for cash                                                           0              350,000
                                                                                ------------------    -----------------
Net cash provided by financing activities                                                   32,502              331,925
                                                                                ------------------    -----------------
Effect of exchange rates on cash                                                            34,398              (23,001)
                                                                                ------------------    -----------------
Net increase (decrease) in cash and equivalents                                             45,425              (91,728)
CASH and equivalents, beginning of period                                                   41,495              133,223
                                                                                ------------------    -----------------
CASH and equivalents, end of period                                             $           86,920    $          41,495
                                                                                ==================    =================
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid in cash                                                           $            3,584    $           9,728
                                                                                ==================    =================
Foreign taxes paid in cash                                                      $            1,407    $               0
                                                                                ==================    =================
Non-Cash Financing Activities:
  Debt converted to common stock                                                $           41,745    $               0
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

                            Elva International, Inc.
                   Notes to Consolidated Financial Statements


(2) Stockholders' Equity The Company has authorized 50,000,000 shares of $0.0001 par value common stock and 10,000,000 shares of $0.0001 par value preferred stock. Rights and privileges of the preferred stock are to be determined by the Board of Directors prior to issuance. The Company had 25,385,998 shares of common stock issued and outstanding at December 31, 2004.

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

     In March 2002, the Company issued 20,000 shares of restricted common stock to a former employee for services. These shares were valued at 50% of the then market value, or $0.175 per share, for a total value of $3,500. In May 2002, the Company sold 1,831,538 shares of restricted common stock for

                            Elva International, Inc.
                   Notes to Consolidated Financial Statements


(2)  Stockholders' Equity (Continued.)
     $270,000 in cash, or $0.147 per share. In July 2002, the Company sold 3,333,333 shares of restricted common stock for $500,000 in cash, or $0.15 per share. In September 2002, the Company issued 100,000 shares of restricted common stock for services, valued at $0.15 per share. In November 2002, the Company sold 666,666 shares of restricted common stock in exchange for $200,000 in cash, or $0.30 per share. In December 2002, the Company sold 200,000 shares of restricted common stock in exchange for $100,000 in cash, or $0.50 per share. The cash purchaser in November and December was the same entity.

     In January and February 2003, the Company sold 1,600,000 shares of restricted common stock in exchange for $160,000 in cash , or $0.10 per share, to the same investor as in the fourth quarter of 2002. In April and May 2003 the Company sold 4,100,000 shares of restricted common stock in exchange for $150,000 in cash, or $0.06 per share to an existing stockholder.

     In the second quarter 2004, the Company issued 3,484,614 shares of restricted common stock in exchange for $197,580 in cash , or $0.06 per share. In the second quarter 2004, the Company issued 1,043,625 shares of restricted common stock in exchange for $41,745 of existing related party debt, or $0.04 per share.

(3) Income Taxes Deferred income taxes (benefits) are provided for certain income and expenses which are recognized in different periods for tax and financial reporting purposes. The Company had net operating loss carry-forwards for income tax purposes of approximately $5,030,000, which expire $68,000 on December 31, 2011, $132,000 on December 31, 2117, $232,000 on
     December 31, 2118,  $724,000 on December 31, 2119,  $1,164,000  on December
     31, 2020,  $1,378,300  on December 31, 2021,  $897,900 on December 31, 2022
     and $578,400 on December 31, 2023. The amount recorded as deferred tax asset cumulative as of December 31, 2003 is approximately $2,014,000, which represents the amount of tax benefits of the loss carry-forwards. The Company has established a valuation allowance for this deferred tax asset of $2,014,000, as the Company has no history of profitable operations.

     The significant components net deferred tax asset as of December 30, 2004 are:

        Net operating losses             $       2,014,000
        Valuation allowance                     (2,014,000)
                                         -----------------
        Net deferred tax asset           $               0
                                         =================

     The Company's subsidiary, ELVA, SA, applied for research and development income tax credits with the French government for the years ended December 31, 2001, 2000, 1999 and 1998. The credits are applied for on the Company's

                            Elva International, Inc.
                   Notes to Consolidated Financial Statements


(3)  Income  Taxes (Continued.)
     annual income tax return in mid-1999, 2000 and 2001. The amounts applied for were approximately $88,600, $104,500, $94,800, $15,300 and $94,400 for
     2001, 2000, 1999, 1998 and 1997, respectively. In the 4th quarter of 1999, 2000 and 2001, ELVA, SA was notified by the French government of the approval of the application for 1997, 1998 and 1999, respectively, and that payment by the government would occur in late 2002 and 2003. The Company sold the 1997 receivable to its bank on a non-recourse basis in exchange for cash in the amount of $94,400. In the third quarter 2003, the Company received the 2000 credit in the amount of approximately $122,700. It is now expected that the government will approve the 2001 credits. They are expected to be paid approximately $119,400 in 2004. In 1996, ELVA, SA entered its technology in an annual technology competition. This competition is administered by ANVAR, a French quasi-governmental agency established to reward technology advances by French commercial enterprises. Elva received one of the awards from ANVAR for its technology. The Company believes, based on the foregoing, that is more likely than not that the Company will receive these ongoing tax credits from the French government. These credits reduce the income tax benefit of its net operating loss carry-forwards for the French subsidiary on a one-for-one basis.

(4) Going Concern Even though as shown in the accompanying consolidated financial statements, the Company incurred net income totaling $145,000 for the year ended December 31, 2004, it has a stockholders' deficit of approximately $5,030,000 as of December 31, 2004. These conditions raise substantial doubt as to the ability of the Company to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon increasing sales and obtaining additional capital and financing. The Company attempting to raise additional funds for the Company in an amount up to $3,000,000 through a private placement transaction. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

(6) Commitments The Company is committed under an operating lease for its office space. The Company is obligated under this lease for its office space for payments of $33,000 in 2005, 2006 and 2007.

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

(8) Patent License In 1997, the Company entered into a non-exclusive license with a US company, Atmel Corp., to license the Company's patent. The Company received an initial license fee of $100,000, and will receive an additional $50,000 fee once the 10 millionth unit is delivered by Atmel. The Company also receives a royalty per total units sold:

        Quantity                  First 1 mm   To 10 mm   To 100 mm  Over 100 mm
                                  ----------- ---------- ----------  -----------
   Unit price less than $0.51      $0.02        $0.015     $0.01       $0.0005
   Unit price greater than $0.50   $0.025       $0.02      $0.015      $0.01

(9) Conditional Government Subsidies The Company has received several government grants which are conditional as to repayment. The grants are to be applied as reductions of salaries and employment taxes paid to new employees. They are intended by the government to induce increases in employment, as France has experienced high unemployment over the last few years. To date, the Company has been increasing employment and applying accumulated grants as offsets to salary expense and, at present, is not yet obligated to repay any of these grants. The Company does not expect to have a repay any of the grant amounts. These grants, if required to be repaid, do not require the payment of interest. The term for adding the required employees under these grants is three years. In 2004, the government forgave repayment of $207,621 of these grants.