Form 10QSB
period 2005-03-31
ELVA INTERNATIONAL INC
filed 2005-05-31
CIK 1103718

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   Form 10-QSB


(Mark one)

[X] Quarterly Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

For the quarterly period ended March 31, 2005

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

Yes [X] No [_]



As of March 31, 2005, there were 25,385,998 shares of voting common stock of the registrant issued and outstanding.

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

Consolidated Statements of Stockholders' Equity (Deficiency).................F-4

Consolidated Statements of Cash Flows........................................F-5

Notes to Consolidated Financial Statements...................................F-6

                            Elva International, Inc.
                           Consolidated Balance Sheets

                                                                                    March 31, 2005      December 31, 2004
                                                                                ---------------------- -------------------
                                                                                     (unaudited)
                                         ASSETS
CURRENT ASSETS
  Cash and equivalents                                                          $               23,158 $            86,920
  Accounts receivable, net of reserve of $0 and $0                                             118,862             152,729
  VAT tax receivable                                                                            13,602              16,365
   Inventory                                                                                    33,444              34,481
                                                                                ---------------------- -------------------
          Total current assets                                                                 189,066             290,495
                                                                                ---------------------- -------------------
PROPERTY AND EQUIPMENT
  Computers and equipment                                                                      263,068             270,768
        Less accumulated depreciation                                                         (199,712)           (200,592)
                                                                                ---------------------- -------------------
          Net property and equipment                                                            63,356              70,176
                                                                                ---------------------- -------------------
OTHER ASSETS
  Deposits and other assets                                                                     10,440              10,763
  Income tax credit receivable                                                                 129,203             128,731
  Patent                                                                                       745,754             763,120
        Less accumulated amortization                                                         (224,664)           (222,007)
                                                                                ---------------------- -------------------
          Net other assets                                                                     660,733             680,607
                                                                                ---------------------- -------------------
Total Assets                                                                    $              913,155 $         1,041,278
                                                                                ====================== ===================
                   LIABILITIES AND STOCKHOLDERS' EQUITY ( DEFICIENCY)
CURRENT LIABILITIES
   Accounts payable                                                             $              287,859 $           332,707
   Accrued Expenses
       Trade                                                                                    42,993              43,145
       Payroll and taxes                                                                       110,604             128,863
   Deferred revenue - deposits on license agreements                                            95,000              50,000
   Provision for litigation and forex gain/(loss)                                               77,679              80,088
   Advances from shareholders                                                                   85,818             165,896
   Conditional government subsidy                                                               35,245              36,338
                                                                                ---------------------- -------------------
          Total current liabilities                                                            735,198             837,037
                                                                                ---------------------- -------------------
LONG-TERM DEBT
   Conditional government subsidy                                                                    0                   0
                                                                                ---------------------- -------------------
          Total long-term debt                                                                       0                   0
                                                                                ---------------------- -------------------
Total Liabilities                                                                              735,198             837,037
                                                                                ---------------------- -------------------
Minority interest in consolidated subsidiary                                                         0                   0
                                                                                ---------------------- -------------------
STOCKHOLDERS' EQUITY (DEFICIENCY)
   Preferred stock, $0.0001 par value, authorized 10,000,000 shares;
     none issued and outstanding                                                                     0                   0
   Common stock, $0.0001 par value, authorized 50,000,000 shares;
     25,385,998 issued and outstanding shares                                                    2,539               2,539
   Additional paid-in capital                                                                5,270,739           5,270,739
   Accumulated comprehensive income (loss)                                                     (60,918)            (39,130)
   Deficit                                                                                  (5,034,403)         (5,029,907)
                                                                                ------------------------------------------
          Total stockholders' equity (deficiency)                                              177,957             204,241
                                                                                ---------------------- -------------------
Total Liabilities and Stockholders' Equity (Deficiency)                         $              913,155 $         1,041,278
                                                                                ====================== ===================



     The accompanying notes are an integral part of the financial statements

                            Elva International, Inc.
      Consolidated Statements of Operations and Comprehensive Income (Loss)
                          Three Months Ended March 31,
                                   (unaudited)

                                                                                       2004                 2004
                                                                                ------------------    -----------------

REVENUES                                                                        $          113,999    $          61,605
                                                                                ------------------    -----------------
OPERATING EXPENSES
    Salaries                                                                                68,928               39,970
    Advertising                                                                                  0                    0
    Depreciation and amortization                                                           14,344               16,716
    General and administrative                                                              35,223               58,180
    Research and development                                                                     0                    0
                                                                                ------------------    -----------------
          Total operating expenses                                                         118,495              114,866
                                                                                ------------------    -----------------
 Operating Loss                                                                             (4,496)             (53,261)
                                                                                ------------------    -----------------
OTHER INCOME (EXPENSE):
    Interest income                                                                              0                    0
    Interest expense                                                                             0               (1,242)
    Foreign currency transaction gain (loss)                                                     0                    0
                                                                                ------------------    -----------------
          Total other income (expense)                                                           0               (1,242)
                                                                                ------------------    -----------------
Net loss before tax credit and minority interest                                            (4,496)             (54,503)

    Foreign income tax credit                                                                    0                    0
    Minority interest in consolidated subsidiary income (loss)                                   0                    0
                                                                                ------------------    -----------------
Net loss                                                                                    (4,496)             (54,503)

Other comprehensive income (loss):
    Foreign currency translation gain (loss)                                               (21,788)              (4,435)
                                                                                ------------------    -----------------

Comprehensive loss                                                              $          (26,284)   $         (58,938)
                                                                                ==================    =================

Net loss per common share                                                       $         (0.01)      $        (0.01)
                                                                                ==================    =================

Weighted average number of common shares outstanding                                    25,385,998           20,857,759
                                                                                ==================    =================




     The accompanying notes are an integral part of the financial statements

                            Elva International, Inc.
          Consolidated Statements of Stockholders' Equity (Deficiency)


                                                                                   Add'l.
                                                   Number of        Common         Paid-in       Deferred
                                                     Shares          Stock         Capital        Comp.
                                                 --------------   -----------   -------------  ------------
BEGINNING BALANCE,
December 31, 1998                                    21,500,000   $     2,150   $     828,401  $          0
   Other comprehensive income (loss)                          0             0               0             0
   Net loss                                                   0             0               0             0
                                                 --------------   -----------   -------------  ------------

BALANCE, December 31, 1999                           21,500,000         2,150         828,401             0

   Conversion of debt of subsidiary for stock         1,720,000           172         557,305             0
   Shares issued for cash                             3,790,000           379       1,237,500             0
   Shares issued to effect 2 for 1 forward split     27,010,000         2,701          (2,701)            0
   Other comprehensive income (loss)                          0             0               0             0
   Net loss                                                   0             0               0             0
                                                 --------------   -----------   -------------  ------------

BALANCE, December 31, 2000                           54,020,000         5,402       2,620,505             0

   1 for 10 reverse split                           (48,618,000)       (4,862)          4,862             0
   Shares issued for cash                             3,293,640           329         586,354             0
   144 shares issued for services                       646,500            65         103,375      (103,440)
   S-8 shares issued for services                       135,000            14         269,986             0
   Conversion of debt of subsidiary for stock           129,082            13          17,475             0
   Deferred compensation amortization                         0             0               0        10,775
   Other comprehensive income (loss)                          0             0               0             0
   Net loss                                                   0             0               0             0
                                                 --------------   -----------   -------------  ------------

BALANCE, December 31, 2001                            9,606,222           961       3,602,557       (92,665)

   144 shares issued for services                       120,000            12          10,488             0
   144 shares issued for cash                         6,031,537           603       1,069,331             0
   Deferred compensation amortization                         0             0               0        92,665
   Other comprehensive income (loss)                          0             0               0             0
   Net loss                                                   0             0               0             0
                                                 --------------   -----------   -------------  ------------

BALANCE, December 31, 2002                           15,757,759         1,576       4,682,376             0

   144 shares issued for cash                         5,100,000           510         349,490             0
   Other comprehensive income (loss)                          0             0               0             0
   Net loss                                                   0             0               0             0
                                                 --------------   -----------   -------------  ------------

BALANCE, December 31, 2003                           20,857,759         2,086       5,031,866             0

   144 shares issued for cash                         3,484,614           349         197,231             0
   144 shares issued to retire debt                   1,043,625           104          41,642             0
   Other comprehensive income (loss)                          0             0               0             0
   Net income                                                 0             0               0             0
                                                 --------------   -----------   -------------  ------------

BALANCE, December 31, 2004                           25,385,998         2,539       5,270,739             0

   Other comprehensive income (loss)                          0             0               0             0
   Net loss                                                   0             0               0             0
                                                 --------------   -----------   -------------  ------------

ENDING BALANCE, March 31, 2005
(unaudited)                                          25,385,998   $     2,539   $   5,270,739  $          0
                                                 ==============   ===========   =============  ============




     The accompanying notes are an integral part of the financial statements

                            Elva International, Inc.
          Consolidated Statements of Stockholders' Equity (Deficiency)
                                  (Continued)

                    Accum.                             Total
     Stock           Comp.                         Stockholders'
     Subs.          Income                            Equity
      Rec.          (Loss)          Deficit        (Deficiency)
  ------------   -------------  ---------------   ---------------

  $          0   $     (52,349) $      (432,606)  $       345,596
             0          (1,176)               0            (1,176)
             0               0         (723,712)         (723,712)
  ------------   -------------  ---------------   ---------------

             0         (53,525)      (1,156,318)         (379,292)

             0               0                0           557,477
             0               0                0         1,237,879
             0               0                0                 0
             0          25,724                0            25,724
             0               0       (1,163,846)       (1,163,846)
  ------------   -------------  ---------------   ---------------

             0         (27,801)      (2,320,164)          277,942

             0               0                0                 0
             0               0                0           586,683
             0               0                0                 0
             0               0                0           270,000
             0               0                0            17,488
             0               0                0            10,775
             0          40,426                0            40,426
             0               0       (1,378,332)       (1,378,332)
  ------------   -------------  ---------------   ---------------

             0          12,625       (3,698,496)         (175,018)

             0               0                0            10,500
             0               0                0         1,069,934
             0               0                0            92,665
             0         (42,354)               0           (42,354)
             0               0         (897,895)         (897,895)
  ------------   -------------  ---------------   ---------------

             0         (29,729)      (4,596,391)           57,832

             0               0                0           350,000
             0          16,642                0            16,642
             0               0         (578,427)         (578,427)
  ------------   -------------  ---------------   ---------------

             0         (13,087)      (5,174,818)         (153,953)

             0               0                0           197,580
             0               0                0            41,746
             0         (26,043)               0           (26,043)
             0               0          144,911           144,911
  ------------   -------------  ---------------   ---------------

             0         (39,130)      (5,029,907)          204,241

             0         (21,788)               0           (21,788)
             0               0           (4,496)           (4,496)
  ------------   -------------  ---------------   ---------------


  $          0   $     (60,918) $    (5,034,403)  $       177,957
  ============   =============  ===============   ===============




     The accompanying notes are an integral part of the financial statements

                            Elva International, Inc.
                      Consolidated Statements of Cash Flows
                          Three Months Ended March 31,
                                   (unaudited)

                                                                                        2005                   2004
                                                                                ---------------------    ------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                        $              (4,496)   $          (54,503)
Adjustments to reconcile net loss to net cash used by operating activities:
     Minority interest in consolidated subsidiary income                                            0                     0
     Depreciation and amortization                                                             14,344                16,716
     Common stock issued for services                                                               0                     0
     Amortization of deferred compensation                                                          0                     0
     Foreign exchange transaction gain (loss)                                                       0                     0
     Amortization of government subsidy                                                             0                     0
     Reserve for impairment of assets                                                               0                     0
Changes in operating assets and liabilities:
     (Increase) decrease in accounts receivable                                                24,691                 9,888
     (Increase) decrease in inventory                                                               0                     0
     (Increase) decrease in VAT receivable                                                      2,249                (8,873)
     (Increase) decrease in deposits and other assets                                               0                     0
     (Increase) decrease in income tax credit receivable                                            0                (1,492)
     Increase (decrease) in accounts payable                                                  (45,149)               41,870
     Increase (decrease) accrued expense - trade                                                    0               (25,235)
     Increase (decrease) salaries and payroll and taxes                                       (14,246)               (4,944)
     Increase (decrease) in deferred revenue                                                   45,000                     0
                                                                                ---------------------    ------------------
Net cash  provided (used) by operating activities                                              22,393               (26,573)
                                                                                ---------------------    ------------------
CASH FLOW FROM INVESTING ACTIVITIES:
     Purchase of property and equipment                                                          (436)                    0
     Sales of property and equipment                                                                0                 1,876
     Increase expenditure application patent                                                   (5,525)              (10,674)
                                                                                ---------------------    ------------------
Net cash provided (used) by investing activities                                               (5,961)               (8,798)
                                                                                ---------------------    ------------------
CASH FLOW FROM FINANCING ACTIVITIES:
     Proceeds from bank overdraft                                                                   0                     0
     Repayment of bank overdraft                                                                    0                     0
     Shareholder advances                                                                     (77,417)                1,213
     Shareholder advance repayments                                                                 0                     0
     Receipt of conditional government subsidy                                                      0                     0
     Proceeds of  long term debt - related party                                                    0                     0
     Debt payments                                                                                  0                     0
     Issuance of common stock for cash                                                              0                     0
                                                                                ---------------------    ------------------
Net cash provided by financing activities                                                     (77,417)                1,213
                                                                                ---------------------    ------------------
Effect of exchange rates on cash                                                               (5,777)               16,649
                                                                                ---------------------    ------------------
Net increase (decrease) in cash and equivalents                                               (66,762)              (17,509)

CASH and equivalents, beginning of period                                                      89,920                41,495
                                                                                ---------------------    ------------------

CASH and equivalents, end of period                                             $              23,158    $           23,986
                                                                                =====================    ==================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid in cash                                                           $                   0    $            1,242
                                                                                =====================    ==================

Non-Cash Financing Activities:
  144 common stock issued for stock subscription receivable                     $                   0    $                0
                                                                                =====================    ==================





     The accompanying notes are an integral part of the financial statements

                            Elva International, Inc.
                   Notes to Consolidated Financial Statements
                  (Information with regard to the three months
                  ended March 31, 2005 and 2004 is unaudited)

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

          e) Property and equipment All property and equipment are recorded at cost and depreciated over their estimated useful lives, using the straight-line method. Upon sale or retirement, the costs and related accumulated depreciation are eliminated from their respective accounts, and the resulting gain or loss is included in the results of operations. Repairs and maintenance charges which do not increase the useful lives of the assets are charged to operations as incurred. Depreciation expense was $5,101 and $5,235 for the three months ended March 31, 2005 and 2004, respectively.

                            Elva International, Inc.
                   Notes to Consolidated Financial Statements


(1) Summary of Significant Accounting Principles (Continued)
          f) Cash and equivalents The company considers investments with an initial maturity of three months or less as cash equivalents.

          g) Patents The Company acquired two French patents, Nos. 95-15735 and 96-01872, from the founders of ELVA, SA. The Company is amortizing the cost of these patents over the remaining life of the patents. Patents in France have a 20 year life. Amortization expense was $9,243 and $11,481 for the three months ended March 31, 2005 and 2004, respectively.

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

          m) Interim financial information The financial statements for the three months ended March 31, 2005 and 2004 are unaudited and include all adjustments which in the opinion of management are necessary for fair presentation, and such adjustments are of a normal and recurring nature. The results for the three months are not indicative of a full year results.

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

                            Elva International, Inc.
                   Notes to Consolidated Financial Statements

(2)  Stockholders'  Equity  (Continued)
     In January and February 2003, the Company sold 1,000,000 shares of restricted common stock in exchange for $200,000 in cash and a stock subscription of $100,000, or $0.30 per share, to the same investor as in the fourth quarter. In April 2003, the Company received the $100,000 stock subscription receivable in cash.

     In the second quarter 2004, the Company issued 3,484,614 shares of restricted common stock in exchange for $197,580 in cash , or $0.06 per share. In the second quarter 2004, the Company issued 1,043,625 shares of restricted common stock in exchange for $41,745 of existing related party debt, or $0.04 per share

(3) Income Taxes Deferred income taxes (benefits) are provided for certain income and expenses which are recognized in different periods for tax and financial reporting purposes. The Company had net operating loss carry-forwards for income tax purposes of approximately $5,034,400, which expire $68,000 on December 31, 2011, $132,000 on December 31, 2117, $232,000 on
     December 31, 2118,  $724,000 on December 31, 2119,  $1,164,000  on December
     31, 2020,  $1,378,300 on December 31, 2021,  $897,900 on December 31, 2022,
     $578,400 on December 31, 2023 and $4,500 on December 31, 2025. The Company utilized $144,900 with its net income in 2004.

     The amount recorded as deferred tax asset cumulative as of March 31, 2005 is approximately $2,013,800 which represents the amount of tax benefits of the loss carry-forwards. The Company has established a 100% valuation allowance for this deferred tax asset of, as the Company has no history of profitable operations. The significant components net deferred tax asset as of March 31, 2004 are:

        Net operating losses             $          2,013,800
        Valuation allowance                        (2,013,800)
                                         --------------------
        Net deferred tax asset           $                  0
                                         ====================

     The Company's subsidiary, ELVA, SA, applied for research and development income tax credits with the French government for the years ended December 31, 2001, 2000, 1999 and 1998. The credits are applied for on the Company's annual income tax return in mid-1999, 2000 and 2001. The amounts applied for were approximately $88,600, $104,500, $94,800, $15,300 and $94,400 for
     2001, 2000, 1999, 1998 and 1997, respectively. In the 4th quarter of 1999, 2000 and 2001, ELVA, SA was notified by the French government of the approval of the application for 1997, 1998 and 1999, respectively, and that payment by the government would occur in late 2002 and 2003. The Company sold the 1997 receivable to its bank on a non-recourse basis in exchange for cash in the amount of $94,400. The Company received the 2000 credit in 2003 in the amount of approximately $100,000 It is now expected that the


           (b) Long-term debt In 1998, ELVA, SA received approximately $204,500 from a third party as a loan. In December 1998, as part of the reverse merger, Elva, Inc. issued 3,440,000 shares of common stock in settlement of this debt. In March, May and September 1999 and March and July 2000, ELVA received

                            Elva International, Inc.
                   Notes to Consolidated Financial Statements


(3)  Income  Taxes (Continued)
     government will approve the 2001 credit. They are expected to be paid $129,000 in 2005. In 1996, ELVA, SA entered its technology in an annual technology competition. This competition is administered by ANVAR, a French quasi-governmental agency established to reward technology advances by French commercial enterprises. Elva received one of the awards from ANVAR for its technology. The Company believes, based on the foregoing, that is more likely than not that the Company will receive these ongoing tax credits from the French government. These credits reduce the income tax benefit of its net operating loss carry-forwards for the French subsidiary on a one-for-one basis.

(4) Going Concern As shown in the accompanying consolidated financial statements, the Company incurred net losses totaling $4,500 for the three months ended March 31, 2005, and reflects a stockholders' equity of approximately $178,000 as of March 31, 2005. These conditions raise substantial doubt as to the ability of the Company to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon increasing sales and obtaining additional capital and financing. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

          (b) Long-term debt In 1998, ELVA, SA received approximately $204,500 from a third party as a loan. In December 1998, as part of the reverse merger, Elva, Inc. issued 3,440,000 shares of common stock in settlement of this debt. In March, May and September 1999 and March and July 2000, ELVA

                            Elva International, Inc.
                   Notes to Consolidated Financial Statements


(5) Related Party Transactions (Continued)
          (b) Long-term debt, (continued) additional traunches of this loan from the now related party in the total amount of approximately $650,000. In July 2000, the Company entered into an agreement with the holder of its related party long-term debt to exchange 1,720,000 shares of common stock for $557,477 of the existing long-term debt, and paid off the remaining balance of approximately $90,000 in cash. The Company also received a $16,000 conditional loan from an unrelated company under which the Company would not be liable for repayment if the Company hired at least one former technical employee of the other company. The Company has not done so and has repaid this loan.

(6) Commitments The Company is committed under an operating lease for its office space. The Company is obligated under this lease for its office space for payments of $33,000 in 2005. The Company can, at its option, elect to extend this lease for up to one additional three-year period.

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

(8) Patent License In 1997, the Company entered into a non-exclusive license with a US company, Atmel Corp., to license the Company's patent. The Company received an initial license fee of $100,000, and will receive an additional $50,000 fee once the 10 millionth unit is delivered by Atmel. The Company also receives a royalty per total units sold:

                Quantity       First 1 mm  To 10 mm    To 100 mm   Over 100 mm
                               ----------  --------    ---------  ------------
Unit price less than $0.51       $0.02      $0.015      $0.01      $0.0005
Unit price greater than $0.50    $0.025     $0.02       $0.015     $0.01

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

Results of  Operations - For the Three Months Ended March 31, 2005 and 2004

Financial Condition, Capital Resources and Liquidity

     For the quarter ended March 31, 2005 and 2004 the Company recorded revenues of $114,000 and $61,600, respectively.

     For the quarter ended March 31, 2005 and 2004 the Company had salary expenses of $68,900 and $40,000, respectively.

     For the quarter ended March 31, 2005 and 2004, the Company had general and administrative expenses of $35,200 and $58,200, respectively

     For the quarter ended March 31, 2005 and 2004, the Company had total operating expenses of $118,500 and $114,900, respectively.

Net Losses

     For the quarter ended March 31, 2005 and 2004, the Company reported a net loss from operations excluding foreign currency translation of $4,500 and $54,500, respectively.

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

None


Item 3. Defaults in Senior Securities

None


Item 4. Submission of Matters to a Vote of Security Holders.

     No matter was submitted,  during the quarter ending March 31, 2005, covered
by  this  report,  to  a  vote  of  the  Company's  shareholders,   through  the
solicitation of proxies or otherwise.


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


Date:    May 27, 2005


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