Form 10QSB
period 2005-06-30
ELVA INTERNATIONAL INC
filed 2005-08-11
CIK 1103718

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   Form 10-QSB


(Mark one)

[X] Quarterly Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

For the quarterly period ended June 30, 2005

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



Copies of Communications Sent to:

                          Jeff Klein, Esq.
                          Newman, Pollock & Klein, LLP
                          2424 N. Federal Highway, Suite 411
                          Boca Raton, FL 33431
                          (561) 393 6168

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

Consolidated Statements of Stockholders' Equity (Deficiency).................F-4

Consolidated Statements of Cash Flows........................................F-5

Notes to Consolidated Financial Statements...................................F-6

                            Elva International, Inc.
                           Consolidated Balance Sheets

                                                                              June 30, 2005     December 31, 2004
                                                                           ------------------- --------------------
                                                                               (unaudited)
                                  ASSETS
CURRENT ASSETS
  Cash and equivalents                                                     $           220,665 $             86,920
  Accounts receivable, net of reserve of $0 and $0                                     108,500              152,729
  VAT tax receivable                                                                    16,132               16,365
   Inventory                                                                            30,514               34,481
                                                                           ------------------- --------------------
          Total current assets                                                         375,811              290,495
                                                                           ------------------- --------------------
PROPERTY AND EQUIPMENT
  Computers and equipment                                                              243,583              270,768
        Less accumulated depreciation                                                 (186,916)            (200,592)
                                                                           ------------------- --------------------
          Net property and equipment                                                    56,667               70,176
                                                                           ------------------- --------------------
OTHER ASSETS
  Deposits and other assets                                                              9,525               10,763
  Income tax credit receivable                                                         117,884              128,731
  Patent                                                                               683,705              763,120
        Less accumulated amortization                                                 (213,505)            (222,007)
                                                                           ------------------- --------------------
          Net other assets                                                             597,609              680,607
                                                                           ------------------- --------------------
Total Assets                                                               $         1,030,087 $          1,041,278
                                                                           =================== ====================
            LIABILITIES AND STOCKHOLDERS' EQUITY ( DEFICIENCY)
CURRENT LIABILITIES
   Accounts payable                                                        $           288,655 $            332,707
   Accrued Expenses
       Trade                                                                            32,562               43,145
       Payroll and taxes                                                                75,177              128,863
   Deferred revenue - deposits on license agreements                                   110,000               50,000
   Provision for litigation and forex gain/(loss)                                       70,874               80,088
   Advances from shareholders                                                           79,189              165,896
   Conditional government subsidy                                                       32,157               36,338
                                                                           ------------------- --------------------
          Total current liabilities                                                    688,614              837,037
                                                                           ------------------- --------------------
LONG-TERM DEBT
   Conditional government subsidy                                                            0                    0
                                                                           ------------------- --------------------
          Total long-term debt                                                               0                    0
                                                                           ------------------- --------------------
Total Liabilities                                                                      688,614              837,037
                                                                           ------------------- --------------------
Minority interest in consolidated subsidiary                                                 0                    0
                                                                           ------------------- --------------------
STOCKHOLDERS' EQUITY (DEFICIENCY)
   Preferred stock, $0.0001 par value, authorized 10,000,000 shares;
     none issued and outstanding                                                             0                    0
   Common stock, $0.0001 par value, authorized 50,000,000 shares;
     25,385,998 issued and outstanding shares                                            2,539                2,539
   Additional paid-in capital                                                        5,270,739            5,270,739
   Accumulated comprehensive income (loss)                                            (122,059)             (39,130)
   Deficit                                                                          (4,809,746)          (5,029,907)
                                                                           ----------------------------------------
          Total stockholders' equity (deficiency)                                      341,473              204,241
                                                                           ------------------- --------------------
Total Liabilities and Stockholders' Equity (Deficiency)                    $         1,030,087 $          1,041,278
                                                                           =================== ====================

     The accompanying notes are an integral part of the financial statements

                            Elva International, Inc.
      Consolidated Statements of Operations and Comprehensive Income (Loss)
                            Six Months Ended June 30,
                                   (unaudited)


                                                               Three Months Ended               Six Months Ended
                                                                    June 30,                        June 30,
                                                          -----------------------------  ------------------------------
                                                              2005            2004           2005             2004
                                                          -------------  --------------  -------------   --------------

REVENUES                                                  $     386,986  $      106,312       $500,985   $      167,917
                                                          -------------  --------------  -------------   --------------
OPERATING EXPENSES
   Salaries                                                      40,077          38,091        109,005           78,061
   Advertising                                                        0               0              0                0
   Depreciation and amortization                                 14,072          13,671         28,416           30,387
   General and administrative                                   108,141          61,436        143,364          119,616
   Research and development                                           0               0              0                0
                                                          -------------  --------------  -------------   --------------
          Total operating expenses                              162,290         113,198        280,785          228,064
                                                          -------------  --------------  -------------   --------------

Operating income (loss)                                         224,696          (6,886)       220,200          (60,147)
                                                          -------------  --------------  -------------   --------------
OTHER INCOME (EXPENSE)
   Interest income                                                    0               0              0                0
   Interest expense                                                 (39)         (1,195)           (39)          (2,437)
   Foreign currency transaction gain (loss)                           0               0              0                0
                                                          -------------  --------------  -------------   --------------
          Total other income (expense)                              (39)         (1,195)           (39)          (2,437)

Net income (loss) before tax credit and minority interest       224,657          (8,081)       220,161          (62,584)

 Foreign income tax credit                                            0               0              0                0
 Minority interest in consolidated subsidiary income (loss)           0               0              0                0
                                                          -------------  --------------  -------------   --------------

Net income (loss)                                               224,657          (8,081)       220,161          (62,584)

Other comprehensive income (loss):

   Foreign currency translation gain (loss)                     (61,141)         14,745        (82,929)          10,310
                                                          -------------  --------------  -------------   --------------

Comprehensive income (loss)                               $     163,516  $        6,664  $     137,232   $      (52,274)
                                                          =============  ==============  =============   ==============

Net income (loss) per common share, basic                 $         0.0  $        (0.01) $        0.01   $        (0.01)
                                                          =============  ==============  =============   ==============

Weighted average number of shares outstanding                25,385,998      21,775,808     25,385,998       21,316,783
                                                          =============  ==============  =============   ==============


     The accompanying notes are an integral part of the financial statements

                            Elva International, Inc.
          Consolidated Statements of Stockholders' Equity (Deficiency)



                                                                      Add'l.
                                           Number of      Common      Paid-in     Deferred
                                             Shares        Stock      Capital       Comp.
                                          ------------   ---------  -----------  -----------
BEGINNING BALANCE,
December 31, 1998                           21,500,000   $   2,150  $   828,401  $         0
   Other comprehensive income (loss)                 0           0            0            0
   Net loss                                          0           0            0            0
                                          ------------   ---------  -----------  -----------

BALANCE, December 31, 1999                  21,500,000       2,150      828,401            0

   Conversion of debt of subsidiary
        for stock                            1,720,000         172      557,305            0
   Shares issued for cash                    3,790,000         379    1,237,500            0
   Shares issued to effect 2 for 1
        forward split                       27,010,000       2,701       (2,701)           0
   Other comprehensive income (loss)                 0           0            0            0
   Net loss                                          0           0            0            0
                                          ------------   ---------  -----------  -----------

BALANCE, December 31, 2000                  54,020,000       5,402    2,620,505            0

   1 for 10 reverse split                  (48,618,000)     (4,862)       4,862            0
   Shares issued for cash                    3,293,640         329      586,354            0
   144 shares issued for services              646,500          65      103,375     (103,440)
   S-8 shares issued for services              135,000          14      269,986            0
   Conversion of debt of subsidiary for stock  129,082          13       17,475            0
   Deferred compensation amortization                0           0            0       10,775
   Other comprehensive income (loss)                 0           0            0            0
   Net loss                                          0           0            0            0
                                          ------------   ---------  -----------  -----------

BALANCE, December 31, 2001                   9,606,222         961    3,602,557      (92,665)

   144 shares issued for services              120,000          12       10,488            0
   144 shares issued for cash                6,031,537         603    1,069,331            0
   Deferred compensation amortization                0           0            0       92,665
   Other comprehensive income (loss)                 0           0            0            0
   Net loss                                          0           0            0            0
                                          ------------   ---------  -----------  -----------

BALANCE, December 31, 2002                  15,757,759       1,576    4,682,376            0

   144 shares issued for cash                5,100,000         510      349,490            0
   Other comprehensive income (loss)                 0           0            0            0
   Net loss                                          0           0            0            0
                                          ------------   ---------  -----------  -----------

BALANCE, December 31, 2003                  20,857,759       2,086    5,031,866            0

   144 shares issued for cash                3,484,614         349      197,231            0
   144 shares issued to retire debt          1,043,625         104       41,642            0
   Other comprehensive income (loss)                 0           0            0            0
   Net income                                        0           0            0            0
                                          ------------   ---------  -----------  -----------

BALANCE, December 31, 2004                  25,385,998       2,539    5,270,739            0

   Other comprehensive income (loss)                 0           0            0            0
   Net income (loss)                                 0           0            0            0
                                          ------------   ---------  -----------  -----------

ENDING BALANCE, June 30, 2005
(unaudited)                                 25,385,998   $   2,539  $ 5,270,739  $         0

                                          ============   =========  ===========  ===========

     The accompanying notes are an integral part of the financial statements

                            Elva International, Inc.
          Consolidated Statements of Stockholders' Equity (Deficiency)
                                  (Continued)


               Accum.                        Total
  Stock         Comp.                    Stockholders'
  Subs.        Income                       Equity
   Rec.        (Loss)       Deficit      (Deficiency)
----------   -----------  ------------   -------------

$        0   $   (52,349) $   (432,606)  $     345,596
         0        (1,176)            0          (1,176)
         0             0      (723,712)       (723,712)
----------   -----------  ------------   -------------

         0       (53,525)   (1,156,318)       (379,292)

         0             0             0         557,477

         0             0             0       1,237,879

         0             0             0               0
         0        25,724             0          25,724
         0             0    (1,163,846)     (1,163,846)
----------   -----------  ------------   -------------

         0       (27,801)   (2,320,164)        277,942

         0             0             0               0
         0             0             0         586,683
         0             0             0               0
         0             0             0         270,000
         0             0             0          17,488
         0             0             0          10,775
         0        40,426             0          40,426
         0             0    (1,378,332)     (1,378,332)
----------   -----------  ------------   -------------

         0        12,625    (3,698,496)       (175,018)

         0             0             0          10,500
         0             0             0       1,069,934
         0             0             0          92,665
         0       (42,354)            0         (42,354)
         0             0      (897,895)       (897,895)
----------   -----------  ------------   -------------

         0       (29,729)   (4,596,391)         57,832

         0             0             0         350,000
         0        16,642             0          16,642
         0             0      (578,427)       (578,427)
----------   -----------  ------------   -------------

         0       (13,087)   (5,174,818)       (153,953)

         0             0             0         197,580
         0             0             0          41,746
         0       (26,043)            0         (26,043)
         0             0       144,911         144,911
----------   -----------  ------------   -------------

         0       (39,130)   (5,029,907)        204,241

         0       (82,929)            0         (82,929)
         0             0       220,161         220,161
----------   -----------  ------------   -------------


$        0   $  (122,059) $ (4,809,746)  $     341,473
==========   ===========  ============   =============


     The accompanying notes are an integral part of the financial statements

                            Elva International, Inc.
                      Consolidated Statements of Cash Flows
                            Six Months Ended June 30,
                                   (unaudited)

                                                                                       2005                 2004
                                                                                ------------------    -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                               $          220,161    $         (62,585)
Adjustments to reconcile net loss to net cash used by
        operating activities:
     Minority interest in consolidated subsidiary income                                         0                    0
     Depreciation and amortization                                                          28,178               30,387
     Common stock issued for services                                                            0                    0
     Amortization of deferred compensation                                                       0                    0
     Foreign exchange transaction gain (loss)                                                    0                    0
     Amortization of government subsidy                                                          0                    0
     Reserve for impairment of assets                                                            0                    0
Changes in operating assets and liabilities:
     (Increase) decrease in accounts receivable                                             28,413               10,545
     (Increase) decrease in inventory                                                            0                    0
     (Increase) decrease in VAT receivable                                                  (1,758)              (9,586)
     (Increase) decrease in deposits and other assets                                            0                2,359
     (Increase) decrease in income tax credit receivable                                         0               (1,464)
     Increase (decrease) in accounts payable                                               (92,800)              20,731
     Increase (decrease) accrued expense - trade                                           (10,000)            (128,760)
     Increase (decrease) salaries and payroll and taxes                                    (41,419)             (24,686)
     Increase (decrease) in deferred revenue                                                60,000                    0
                                                                                ------------------    -----------------
Net cash  provided (used) by operating activities                                          190,775             (163,059)
                                                                                ------------------    -----------------
CASH FLOW FROM INVESTING ACTIVITIES:
     Purchase of property and equipment                                                     (4,225)                   0
     Sales of property and equipment                                                             0                1,840
     Increase expenditure application patent                                                (8,928)             (17,600)
                                                                                ------------------    -----------------
Net cash provided (used) by investing activities                                           (13,153)             (15,760)
                                                                                ------------------    -----------------
CASH FLOW FROM FINANCING ACTIVITIES:
     Proceeds from bank overdraft                                                                0                    0
     Repayment of bank overdraft                                                                 0                    0
     Shareholder advances                                                                      947                    0
     Shareholder advance repayments                                                              0                    0
     Receipt of conditional government subsidy                                                   0                    0
     Proceeds of  long term debt - related party                                                 0                    0
     Debt payments                                                                               0                    0
     Issuance of common stock for cash                                                           0              197,580
                                                                                ------------------    -----------------
Net cash provided by financing activities                                                      947              197,580
                                                                                ------------------    -----------------
Effect of exchange rates on cash                                                           (44,824)              (3,723)
                                                                                ------------------    -----------------
Net increase (decrease) in cash and equivalents                                            133,745               15,038

CASH and equivalents, beginning of period                                                   86,920               41,495
                                                                                ------------------    -----------------

CASH and equivalents, end of period                                             $          220,665    $          56,533
                                                                                ==================    =================
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid in cash                                                           $               39    $           2,437
                                                                                ==================    =================

Non-Cash Financing Activities:
     None                                                                       $                0    $               0
                                                                                ==================    =================

     The accompanying notes are an integral part of the financial statements

                            Elva International, Inc.
                   Notes to Consolidated Financial Statements
                   (Information with regard to the six months ended June 30, 2005 and 2004 is unaudited)

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

          e) Property and equipment All property and equipment are recorded at cost and depreciated over their estimated useful lives, using the straight-line method. Upon sale or retirement, the costs and related accumulated depreciation are eliminated from their respective accounts, and the resulting gain or loss is included in the results of operations. Repairs and maintenance charges which do not increase the useful lives of the assets are charged to operations as incurred. Depreciation expense was $10,018 and $17,124 for the six months ended June 30, 2005 and 2004, respectively.

                            Elva International, Inc.
                   Notes to Consolidated Financial Statements

(1)  Summary of Significant Accounting Principles (Continued)
          f) Cash and equivalents The company considers investments with an initial maturity of three months or less as cash equivalents.

          g) Patents The Company acquired two French patents, Nos. 95-15735 and 96-01872, from the founders of ELVA, SA. The Company is amortizing the cost of these patents over the remaining life of the patents. Patents in France have a 20 year life. Amortization expense was $18,160 and $13,263 for the six months ended June 30, 2005 and 2004, respectively.

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

          m) Interim financial information The financial statements for the six months ended June 30, 2005 and 2004 are unaudited and include all adjustments which in the opinion of management are necessary for fair presentation, and such adjustments are of a normal and recurring nature. The results for the six months are not indicative of a full year results.

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

     In June 2001, the Company completed a 1 for 10 reverse split of its shares of common stock. 5,402,000 shares were issued and outstanding following this action. In May 2001, the Company sold 1,250,000 shares of restricted common stock to a company controlled by the new President of the Company for $200,000 in cash, or $0.16 per share. In June 2001, the new President of the Company was issued 646,500 restricted common shares as sole compensation for the four-year term of his employment agreement. These shares were valued at $0.16 per share, at the same price per share as those he purchased for cash, or a total of $103,440. In August 2001, the Company

                            Elva International, Inc.
                   Notes to Consolidated Financial Statements

(2) Stockholders' Equity, (Continued) issued 135,000 shares for services valued at $270,000, or $2.00 per share. In November 2001, the Company issued 129,082 shares of restricted common stock to convert $17,488 of debt of ELVA, SA. In November and December, the Company issued 3,168,640 shares of restricted common stock in exchange for $386,683 in cash.

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

     In the second quarter 2004, the Company issued 3,484,614 shares of restricted common stock in exchange for $197,580 in cash , or $0.06 per share. In the second quarter 2004, the Company issued 1,043,625 shares of restricted common stock in exchange for $41,745 of existing related party debt, or $0.04 per share

(3) Income Taxes Deferred income taxes (benefits) are provided for certain income and expenses which are recognized in different periods for tax and financial reporting purposes. The Company had net operating loss carry-forwards for income tax purposes of approximately $4,809,800, which expire $68,000 on December 31, 2011, $132,000 on December 31, 2117, $232,000 on
     December 31, 2118,  $724,000 on December 31, 2119,  $1,164,000  on December
     31, 2020,  $1,378,300  on December 31, 2021,  $897,900 on December 31, 2022
     and $578,400 on December 31, 2023. The Company utilized $144,900 with its net income in 2004, and has recorded net income in 2005 of $220,200. The amount recorded as deferred tax asset cumulative as of June 30, 2005 is approximately $2,000,000 which represents the amount of tax benefits of the loss carry-forwards. The Company has established a 100% valuation allowance for this deferred tax asset of, as the Company has no history of profitable operations. The significant components net deferred tax asset as of June 30, 2004 are:

        Net operating losses             $       2,000,000
        Valuation allowance                     (2,000,000)
                                         -----------------
        Net deferred tax asset           $               0
                                         =================

                            Elva International, Inc.
                   Notes to Consolidated Financial Statements

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

(4) Going Concern As shown in the accompanying consolidated financial statements, the Company incurred net income totaling $220,200 for the six months ended June 30, 2005, and reflects a stockholders' equity of approximately $341,500 as of June 30, 2005. These conditions raise substantial doubt as to the ability of the Company to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon increasing sales and obtaining additional capital and financing. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

                            Elva International, Inc.
                   Notes to Consolidated Financial Statements

(5)  Related Party Transactions (Continued)
          (b) Long-term debt, (continued) In 1998, ELVA, SA received approximately $204,500 from a third party as a loan. In December 1998, as part of the reverse merger, Elva, Inc. issued 3,440,000 shares of common stock in settlement of this debt. In March, May and September 1999 and March and July 2000, ELVA received additional traunches of this loan from the now related party in the total amount of approximately $650,000. In July 2000, the Company entered into an agreement with the holder of its related party long-term debt to exchange 1,720,000 shares of common stock for $557,477 of the existing long-term debt, and paid off the remaining balance of approximately $90,000 in cash. The Company also received a $16,000 conditional loan from an unrelated company under which the Company would not be liable for repayment if the Company hired at least one former technical employee of the other company. The Company has not done so and has repaid this loan.

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

(8) Patent License In 1997, the Company entered into a non-exclusive license with a US company, Atmel Corp., to license the Company's patent. The Company received an initial license fee of $100,000, and will receive an additional $50,000 fee once the 10 millionth unit is delivered by Atmel

     In 2005, Atmel negotiated to end the licensing arrangement. Atmel paid the Company a termination fee of $150,000 in the second quarter of 2005.

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

(10) Subsequent events
          (a) Stockholders' equity In July 2005, the Company issued 3,956,522 shares of common stock restricted under Rule 144, in exchange for $168,000 in cash, or $0.0425 per share.

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

Results of  Operations - For the Three Months Ended June 30, 2005 and 2004

Financial Condition, Capital Resources and Liquidity

     For the quarter ended June 30, 2005 and 2004 the Company recorded revenues of $387,000 and $38,000, respectively. Part of the increase, $150,000 was due to Atmel negotiating and paying a one time license termination fee.

     For the quarter ended June 30, 2005 and 2004 the Company had salary expenses of $40,000 and $38,000, respectively.

     For the quarter ended June 30, 2005 and 2004, the Company had general and administrative expenses of $108,100 and $61,400, respectively

     For the quarter ended June 30, 2005 and 2004, the Company had total operating expenses of $162,300 and $113,100, respectively.

Net income (Loss)

     For the quarter ended June 30, 2005 and 2004, the Company reported net income (loss) from operations excluding foreign currency translation of $224,700 and ($8,100), respectively. . Part of the increase, $150,000 was due to Atmel negotiating and paying a one time license termination fee.

Results of  Operations - For the six Months Ended June 30, 2005 and 2004

Financial Condition, Capital Resources and Liquidity

     For the six months ended June 30, 2005 and 2004 the Company recorded revenues of $501,000 and $168,000, respectively. Part of the increase, $150,000 was due to Atmel negotiating and paying a one time license termination fee.

     For the six months ended June 30, 2005 and 2004 the Company had salary expenses of $109,000 and $78,100, respectively.

     For the six months ended June 30, 2005 and 2004, the Company had general and administrative expenses of $143,400 and $119,600, respectively

     For the six months ended June 30, 2005 and 2004, the Company had total operating expenses of $280,200 and $328,100, respectively.

Net income (Loss)

     For the six months ended June 30, 2005 and 2004, the Company reported net income (loss) from operations excluding foreign currency translation of $220,200 and ($62,600), respectively. . Part of the increase, $150,000 was due to Atmel negotiating and paying a one time license termination fee.

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

Research and Development Plans

     A new R&D strategy is being currently studied and will be issued by the end of 2005. Our main goal is to enhance the technology features in terms of personalization, security, multi application, multi platform and product costs. For that purpose, chip design-based positioning and software development related to resources will be accurately refined.

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


Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

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

                            Elva International, Inc.
                               ------------------
                                  (Registrant)

Date:    August 9, 2005


                            /s/Zenyk Horbowy
                            ---------------------------------------------------
                            Zenyk Horbowi, President, CEO & Director


                            /s/ Serge Parienti
                            ---------------------------------------------------
                            Serge Parienti, VP and Director


                            /s/ Patrick Misko
                            ---------------------------------------------------
                            Patrick Misko, VP and Director