Form 10QSB
period 2005-08-30
ELVA INTERNATIONAL INC
filed 2005-11-29
CIK 1103718

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   Form 10-QSB


(Mark one)

[X] Quarterly Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

For the quarterly period ended September 30, 2005

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

Yes [X] No [_]


As of September 30, 2005, there were 29,342,520 shares of voting common stock of the registrant issued and outstanding.

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

Consolidated Statements of Stockholders' Equity (Deficiency).................F-4

Consolidated Statements of Cash Flows........................................F-5

Notes to Consolidated Financial Statements...................................F-6

                            Elva International, Inc.
                           Consolidated Balance Sheets

                                                                                  September 30, 2005   December 31, 2004
                                                                                -------------------- -------------------
                                                                                      (unaudited)
                                                ASSETS
CURRENT ASSETS
  Cash and equivalents                                                          $             56,354 $            86,920
                                                                                -------------------- -------------------
  Accounts receivable, net of reserve of $0 and $0                                           111,526             152,729
  VAT tax receivable                                                                          27,742              16,365
   Inventory                                                                                  30,485              34,481
                                                                                -------------------- -------------------
          Total current assets                                                               226,107             290,495
                                                                                -------------------- -------------------
PROPERTY AND EQUIPMENT
  Computers and equipment                                                                    244,054             270,768
        Less accumulated depreciation                                                       (191,959)           (200,592)
                                                                                -------------------- -------------------
          Net property and equipment                                                          52,095              70,176
                                                                                -------------------- -------------------
OTHER ASSETS
  Deposits and other assets                                                                    9,866              10,763
  Income tax credit receivable                                                                     0             128,731
  Patent                                                                                     742,119             763,120
        Less accumulated amortization                                                       (222,653)           (222,007)
                                                                                -------------------- -------------------
          Net other assets                                                                   529,332             680,607
                                                                                -------------------- -------------------
Total Assets                                                                    $            807,534 $         1,041,278
                                                                                ==================== ===================
                     LIABILITIES AND STOCKHOLDERS' EQUITY ( DEFICIENCY)
CURRENT LIABILITIES
   Accounts payable                                                             $            278,184 $           332,707
   Accrued Expenses
       Trade                                                                                  44,130              43,145
       Payroll and taxes                                                                      40,285             128,863
   Deferred revenue - deposits on license agreements                                         110,000              50,000
   Provision for litigation and forex gain/(loss)                                             70,806              80,088
   Advances from shareholders                                                                 16,733             165,896
   Conditional government subsidy                                                             32,126              36,338
                                                                                -------------------- -------------------
          Total current liabilities                                                          592,264             837,037
                                                                                -------------------- -------------------
LONG-TERM DEBT
   Conditional government subsidy                                                                  0                   0
                                                                                -------------------- -------------------
          Total long-term debt                                                                     0                   0
                                                                                -------------------- -------------------
Total Liabilities                                                                            592,264             837,037
                                                                                -------------------- -------------------
Minority interest in consolidated subsidiary                                                       0                   0
                                                                                -------------------- -------------------
STOCKHOLDERS' EQUITY (DEFICIENCY)
   Preferred stock, $0.0001 par value, authorized 10,000,000 shares;
     none issued and outstanding                                                                   0                   0
   Common stock, $0.0001 par value, authorized 50,000,000 shares;
    29,342,520 and 25,385,998 issued and outstanding shares, respectively                      2,935               2,539
   Additional paid-in capital                                                              5,438,343           5,270,739
   Stock subscriptions receivable                                                           (168,000)                  0
   Accumulated comprehensive income (loss)                                                  (184,113)            (39,130)
   Deficit                                                                                (4,873,895)         (5,029,907)
                                                                                -------------------- -------------------
          Total stockholders' equity (deficiency)                                            215,270             204,241
                                                                                -------------------- -------------------
Total Liabilities and Stockholders' Equity (Deficiency)                         $            807,534 $         1,041,278
                                                                                ==================== ===================

     The accompanying notes are an integral part of the financial statements

                            Elva International, Inc.
      Consolidated Statements of Operations and Comprehensive Income (Loss)
                         Nine Months Ended September 30,
                                   (unaudited)

                                                                      Three Months Ended                 Nine Months Ended
                                                                        September 30,                      September 30,
                                                              ---------------------------------   --------------------------------
                                                                   2005              2004              2005            2004
                                                              ----------------  ---------------   ---------------  ---------------

REVENUES                                                      $         48,071  $        16,592   $       549,056  $       184,509
                                                              ----------------  ---------------   ---------------  ---------------
OPERATING EXPENSES
   Salaries                                                             49,109           24,112           158,114          102,173
   Advertising                                                               0                0                 0                0
   Depreciation and amortization                                        14,547           13,927            42,963           44,314
   General and administrative                                           48,307           72,500           191,671          192,116
   Research and development                                                  0                0                 0                0
                                                              ----------------  ---------------   ---------------  ---------------

          Total operating expenses                                     111,963          110,539           392,748          338,603
                                                              ----------------  ---------------   ---------------  ---------------

Operating income (loss)                                                (63,892)         (93,947)          156,308         (154,094)
                                                              ----------------  ---------------   ---------------  ---------------
OTHER INCOME (EXPENSE)
   Gain on sale of patent                                                    0           91,890                 0           91,890
   Interest income                                                           0                0                 0                0
   Interest expense                                                       (258)          (1,264)             (297)          (3,701)
   Foreign currency transaction gain (loss)                                  0                0                 0                0
                                                              ----------------  ---------------   ---------------  ---------------

          Total other income (expense)                                    (258)          90,626              (297)          88,189

Net income (loss) before tax credit and minority interest              (64,150)          (3,321)          156,011          (65,905)

   Foreign income tax credit                                                 0                0                 0                0
   Minority interest in consolidated subsidiary income (loss)                0                0                 0                0
                                                              ----------------  ---------------   ---------------  ---------------

Net income (loss)                                                      (64,150)          (3,321)          156,011          (65,905)

Other comprehensive income (loss):

   Foreign currency translation gain (loss)                            (62,054)          15,583          (144,983)          25,893
                                                              ----------------  ---------------   ---------------  ---------------

Comprehensive income (loss)                                   $       (126,204) $        12,262   $        11,028  $       (40,012)
                                                              ================  ===============   ===============  ===============

Net income (loss) per common share, basic                     $          (0.01) $         (0.01)  $          0.01  $         (0.01)
                                                              ================  ===============   ===============  ===============

Weighted average number of shares outstanding                       28,697,435       22,683,089        26,501,940       25,385,998
                                                              ================  ===============   ===============  ===============

     The accompanying notes are an integral part of the financial statements

                            Elva International, Inc.
          Consolidated Statements of Stockholders' Equity (Deficiency)



                                                                                                 Add'l.
                                                             Number of          Common           Paid-in
                                                              Shares            Stock            Capital
                                                         -----------------   ------------    ---------------
BEGINNING BALANCE,
December 31, 1998                                               21,500,000   $      2,150    $       828,401
   Other comprehensive income (loss)                                     0              0                  0
   Net loss                                                              0              0                  0
                                                         -----------------   ------------    ---------------

BALANCE, December 31, 1999                                      21,500,000          2,150            828,401

   Conversion of debt of subsidiary for stock                    1,720,000            172            557,305
   Shares issued for cash                                        3,790,000            379          1,237,500
   Shares issued to effect 2 for 1 forward split                27,010,000          2,701             (2,701)
   Other comprehensive income (loss)                                     0              0                  0
   Net loss                                                              0              0                  0
                                                         -----------------   ------------    ---------------

BALANCE, December 31, 2000                                      54,020,000          5,402          2,620,505

   1 for 10 reverse split                                      (48,618,000)        (4,862)             4,862
   Shares issued for cash                                        3,293,640            329            586,354
   144 shares issued for services                                  646,500             65            103,375
   S-8 shares issued for services                                  135,000             14            269,986
   Conversion of debt of subsidiary for stock                      129,082             13             17,475
   Deferred compensation amortization                                    0              0                  0
   Other comprehensive income (loss)                                     0              0                  0
   Net loss                                                              0              0                  0
                                                         -----------------   ------------    ---------------

BALANCE, December 31, 2001                                       9,606,222            961          3,602,557

   144 shares issued for services                                  120,000             12             10,488
   144 shares issued for cash                                    6,031,537            603          1,069,331
   Deferred compensation amortization                                    0              0                  0
   Other comprehensive income (loss)                                     0              0                  0
   Net loss                                                              0              0                  0
                                                         -----------------   ------------    ---------------

BALANCE, December 31, 2002                                      15,757,759          1,576          4,682,376

   144 shares issued for cash                                    5,100,000            510            349,490
   Other comprehensive income (loss)                                     0              0                  0
   Net loss                                                              0              0                  0
                                                         -----------------   ------------    ---------------

BALANCE, December 31, 2003                                      20,857,759          2,086          5,031,866

   144 shares issued for cash                                    3,484,614            349            197,231
   144 shares issued to retire debt                              1,043,625            104             41,642
   Other comprehensive income (loss)                                     0              0                  0
   Net income                                                            0              0                  0
                                                         -----------------   ------------    ---------------

BALANCE, December 31, 2004                                      25,385,998          2,539          5,270,739

   144 shares issued for cash                                    3,956,522            396            167,604
   Other comprehensive income (loss)                                     0              0                  0
   Net income (loss)                                                     0              0                  0
                                                         -----------------   ------------    ---------------

ENDING BALANCE, September 30, 2005
(unaudited)                                                     29,342,520   $      2,935    $     5,438,343
                                                         =================   ============    ===============

     The accompanying notes are an integral part of the financial statements

                            Elva International, Inc.
          Consolidated Statements of Stockholders' Equity (Deficiency)


                                        Accum.                                   Total
                       Stock             Comp.                               Stockholders'
     Deferred          Subs.            Income                                   Equity
      Comp.             Rec.            (Loss)             Deficit            (Deficiency)
  --------------   --------------   ---------------    ----------------    ------------------

  $            0   $            0   $       (52,349)   $       (432,606)   $          345,596
               0                0            (1,176)                  0                (1,176)
               0                0                 0            (723,712)             (723,712)
  --------------   --------------   ---------------    ----------------    ------------------

               0                0           (53,525)         (1,156,318)             (379,292)

               0                0                 0                   0               557,477
               0                0                 0                   0             1,237,879
               0                0                 0                   0                     0
               0                0            25,724                   0                25,724
               0                0                 0          (1,163,846)           (1,163,846)
  --------------   --------------   ---------------    ----------------    ------------------

               0                0           (27,801)         (2,320,164)              277,942

               0                0                 0                   0                     0
               0                0                 0                   0               586,683
        (103,440)               0                 0                   0                     0
               0                0                 0                   0               270,000
               0                0                 0                   0                17,488
          10,775                0                 0                   0                10,775
               0                0            40,426                   0                40,426
               0                0                 0          (1,378,332)           (1,378,332)
  --------------   --------------   ---------------    ----------------    ------------------

         (92,665)               0            12,625          (3,698,496)             (175,018)

               0                0                 0                   0                10,500
               0                0                 0                   0             1,069,934
          92,665                0                 0                   0                92,665
               0                0           (42,354)                  0               (42,354)
               0                0                 0            (897,895)             (897,895)
  --------------   --------------   ---------------    ----------------    ------------------

               0                0           (29,729)         (4,596,391)               57,832

               0                0                 0                   0               350,000
               0                0            16,642                   0                16,642
               0                0                 0            (578,427)             (578,427)
  --------------   --------------   ---------------    ----------------    ------------------

               0                0           (13,087)         (5,174,818)             (153,953)

               0                0                 0                   0               197,580
               0                0                 0                   0                41,746
               0                0           (26,043)                  0               (26,043)
               0                0                 0             144,911               144,911
  --------------   --------------   ---------------    ----------------    ------------------

               0                0           (39,130)         (5,029,907)              204,241

               0         (168,000)                0                   0                     0
               0                0          (144,983)                  0              (144,983)
               0                0                 0             156,012               156,012
  --------------   --------------   ---------------    ----------------    ------------------


  $            0   $     (168,000)  $      (184,113)   $     (4,873,895)   $          215,270
  ==============   ==============   ===============    ================    ==================

     The accompanying notes are an integral part of the financial statements

                            Elva International, Inc.
                      Consolidated Statements of Cash Flows
                         Nine Months Ended September 30,
                                   (unaudited)

                                                                                       2005                   2004
                                                                                -------------------     ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                               $           156,012     $          (65,905)
Adjustments to reconcile net loss to net cash used by operating activities:
     Minority interest in consolidated subsidiary income                                          0                      0
     Depreciation and amortization                                                           42,963                 44,314
     Common stock issued for services                                                             0                      0
     Amortization of deferred compensation                                                        0                      0
     Foreign exchange transaction gain (loss)                                                     0                      0
     Amortization of government subsidy                                                           0                      0
     Reserve for impairment of assets                                                             0                      0
Changes in operating assets and liabilities:
     (Increase) decrease in accounts receivable                                              24,634                 35,035
     (Increase) decrease in inventory                                                             0                      0
     (Increase) decrease in VAT receivable                                                  (13,912)                 8,339
     (Increase) decrease in deposits and other assets                                          (367)                 2,267
     (Increase) decrease in income tax credit receivable                                    119,291                 (1,462)
     Increase (decrease) in accounts payable                                                (19,475)                (1,819)
     Increase (decrease) accrued expense - trade                                              2,130               (136,760)
     Increase (decrease) salaries and payroll and taxes                                     (77,189)               (37,912)
     Increase (decrease) in deferred revenue                                                 60,000                      0
                                                                                -------------------     ------------------

Net cash  provided (used) by operating activities                                           294,087               (153,903)
                                                                                -------------------     ------------------
CASH FLOW FROM INVESTING ACTIVITIES:
     Purchase of property and equipment                                                      (4,891)                     0
     Sales of property and equipment                                                              0                  1,838
     Sale of patent                                                                               0                126,085
     Increase expenditure application patent                                                (70,688)               (17,600)
                                                                                -------------------     ------------------

Net cash provided (used) by investing activities                                            (75,579)               110,323
                                                                                -------------------     ------------------
CASH FLOW FROM FINANCING ACTIVITIES:
     Shareholder advances                                                                       947                  8,140
     Shareholder advance repayments                                                        (142,816)                     0
     Receipt of conditional government subsidy                                                    0                      0
     Proceeds of  long term debt - related party                                                  0                      0
     Debt payments                                                                                0                 (1,935)
     Issuance of common stock for cash                                                            0                      0
                                                                                -------------------     ------------------

Net cash provided by financing activities                                                  (141,869)                 6,205
                                                                                -------------------     ------------------

Effect of exchange rates on cash                                                           (107,205)                53,689
                                                                                -------------------     ------------------

Net increase (decrease) in cash and equivalents                                             (30,566)                16,314

CASH and equivalents, beginning of period                                                    86,920                 41,495
                                                                                -------------------     ------------------

CASH and equivalents, end of period                                             $            56,354     $           57,809
                                                                                ===================     ==================
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid in cash                                                           $               297     $            3,701
                                                                                ===================     ==================
Non-Cash Financing Activities:
     None                                                                       $                 0     $                0
                                                                                ===================     ==================

     The accompanying notes are an integral part of the financial statements

                            Elva International, Inc.
                   Notes to Consolidated Financial Statements
                   (Information with regard to the nine months
                ended September 30, 2005 and 2004 is unaudited)

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

     e) Property and equipment All property and equipment are recorded at cost and depreciated over their estimated useful lives, using the straight-line method. Upon sale or retirement, the costs and related accumulated depreciation are eliminated from their respective accounts, and the resulting gain or loss is included in the results of operations. Repairs and maintenance charges which do not increase the useful lives of the assets are charged to operations as incurred. Depreciation expense was $15,317 and $15,389 for the nine months ended September 30, 2005 and 2004, respectively.

     f) Cash and equivalents The company considers investments with an initial maturity of three months or less as cash equivalents.

                            Elva International, Inc.
                   Notes to Consolidated Financial Statements

(1) Summary of Significant Accounting Principles (Continued)
     g) Patents The Company acquired two French patents, Nos. 95-15735 and 96-01872, from the founders of ELVA, SA. The Company is amortizing the cost of these patents over the remaining life of the patents. Patents in France have a 20 year life. Amortization expense was $27,646 and $28,925 for the nine months ended September 30, 2005 and 2004, respectively.

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

     m) Interim financial information The financial statements for the nine months ended September 30, 2005 and 2004 are unaudited and include all adjustments which in the opinion of management are necessary for fair presentation, and such adjustments are of a normal and recurring nature. The results for the nine months are not indicative of a full year results.

(2) Stockholders' Equity. The Company has authorized 50,000,000 shares of $0.0001 par value common stock and 10,000,000 shares of $0.0001 par value preferred stock. Rights and privileges of the preferred stock are to be determined by the Board of Directors prior to issuance. The Company had 21,500,000 shares of common stock issued and outstanding at December 31, 1998 and September 30, 1999. In September 1997, the Company issued 9,000,000 shares to its founder for services rendered to the Company valued at $9,000. In April 1998, the Company completed a Regulation D Rule 504 Placement for 1,757,376 shares in exchange for $17,574 cash. In April 1998, a majority shareholder donated 9,000,000 shares of common stock to the

                            Elva International, Inc.
                   Notes to Consolidated Financial Statements

(2) Stockholders' Equity. (Continued) Company. In June 1998, 9,000,000 shares were issued for $32,500 in cash. During the third quarter of 1998, the Company issued 2,700,000 shares of common stock for $54,000 in cash. In December 1998, 9,557,376 shares were donated to the Company. In December 1998, the Company issued 14,160,000 shares for 26,326 of the 26,336 shares issued and outstanding of ELVA, SA, a French corporation. Additionally, in conjunction with this acquisition, the Company issued 3,440,000 shares to a third party in settlement of a $204,550 loan the third party had made to ELVA, SA. As the common stock of the Company was not listed at the date of acquisition, the fair value of the stock issued to settle this debt was not determinable and the Company elected to use the loan amount outstanding to value this transaction.

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

                            Elva International, Inc.
                   Notes to Consolidated Financial Statements


(2) Stockholders' Equity. (Continued) In the second quarter 2004, the Company issued 3,484,614 shares of restricted common stock in exchange for $197,580 in cash , or $0.06 per share. In the second quarter 2004, the Company issued 1,043,625 shares of restricted common stock in exchange for $41,745 of existing related party debt, or $0.04 per share.

     In July 2005, the Company issued 3,956,522 shares of common stock restricted under Rule 144, in exchange for a stock subscription of $168,000 in cash, or $0.0425 per share.

(3) Income Taxes. Deferred income taxes (benefits) are provided for certain income and expenses which are recognized in different periods for tax and financial reporting purposes. The Company had net operating loss carry-forwards for income tax purposes of approximately $4,873,900, which expire $68,000 on December 31, 2011, $132,000 on December 31, 2117,
     $232,000 on December 31, 2118, $724,000 on December 31, 2119, $1,164,000 on
     December 31, 2020,  $1,378,300  on December 31, 2021,  $897,900 on December
     31, 2022 and $578,400 on December 31, 2023. The Company utilized $144,900 with its net income in 2004, and has recorded net income in 2005 of $156,000.

     The amount recorded as deferred tax asset cumulative as of September 30, 2005 is approximately $2,000,000 which represents the amount of tax benefits of the loss carry-forwards. The Company has established a 100% valuation allowance for this deferred tax asset of, as the Company has no history of profitable operations. The significant components net deferred tax asset as of June 30, 2004 are:


Net operating losses            $              2,000,000
Valuation allowance                           (2,000,000)
                                ------------------------
Net deferred tax asset          $                      0
                                ========================

     The Company's subsidiary, ELVA, SA, applied for research and development income tax credits with the French government for the years ended December 31, 2001, 2000, 1999 and 1998. The credits are applied for on the Company's annual income tax return in mid-1999, 2000 and 2001. The amounts applied for were approximately $88,600, $104,500, $94,800, $15,300 and $94,400 for
     2001, 2000, 1999, 1998 and 1997, respectively. In the 4th quarter of 1999, 2000 and 2001, ELVA, SA was notified by the French government of the approval of the application for 1997, 1998 and 1999, respectively, and that payment by the government would occur in late 2002 and 2003. The Company sold the 1997 receivable to its bank on a non-recourse basis in exchange for cash in the amount of $94,400. The Company received the 2000 credit in 2003 in the amount of approximately $100,000. The Company received $119,000 in September 2005 for the 2001 credit. In 1996, ELVA, SA entered its technology in an annual technology competition. This competition is administered by ANVAR, a French quasi-governmental agency established to reward technology advances by French commercial enterprises. Elva received one of the awards from ANVAR for its technology. The Company believes, based on the foregoing, that is more likely than not that the Company will receive these ongoing tax credits from the French government. These credits reduce the income tax benefit of its net operating loss carry-forwards for the French subsidiary on a one-for-one basis.

                            Elva International, Inc.
                   Notes to Consolidated Financial Statements

(4) Going Concern. As shown in the accompanying consolidated financial statements, the Company incurred net income totaling $156,000 for the nine months ended September 30, 2005, and reflects a stockholders' equity of approximately $215,300 as of September 30, 2005. These conditions raise substantial doubt as to the ability of the Company to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon obtaining additional capital and financing. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

(6) Commitments. The Company is committed under an operating lease for its office space. The Company is obligated under this lease for its office space for payments of $33,000 in 2005. The Company can, at its option, elect to extend this lease for up to one additional three-year period.

(7) Concentration of Customers. The Company's sole source of revenue to date has been one customer, a US based company. Accordingly, its revenue and related accounts receivable at all periods presented are all related to this single source. The Company is endeavoring to expand its customer base.

(8) Patent License. In 1997, the Company entered into a non-exclusive license with a US company, Atmel Corp., to license the Company's patent. The Company received an initial license fee of $100,000, and will receive an additional $50,000 fee once the 10 millionth unit is delivered by Atmel

     In 2005, Atmel negotiated to end the licensing arrangement. Atmel paid the Company a termination fee of $150,000 in the second quarter of 2005.

                            Elva International, Inc.
                   Notes to Consolidated Financial Statements

(9) Conditional Government Subsidies. The Company has received several government grants which are conditional as to repayment. The grants are to be applied as reductions of salaries and employment taxes paid to new employees. They are intended by the government to induce increases in employment, as France has experienced high unemployment over the last few years. The Company had been increasing employment and applying accumulated grants as offsets to salary expense and, at present, is not yet obligated to repay any of these grants. Even though the Company decreased overall employment in 2003, the employee category for which these grants are intended has not been decreased. The Company does not expect to have a repay any of the grant amounts. These grants, if required to be repaid, do not require the payment of interest. The term for adding the required employees under these grants is three years. In 2004, the government forgave repayment of $207,621 of these grants.











                [Balance of this page intentionally left blank.]

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

Results of  Operations - For the Three Months Ended September 30, 2005 and 2004

Financial Condition, Capital Resources and Liquidity

     For the quarter ended September 30, 2005 and 2004 the Company recorded revenues of $48,100 and $24,100, respectively.

     For the quarter ended September 30, 2005 and 2004 the Company had salary expenses of $49,000 and $24,000, respectively.

     For the quarter ended September 30, 2005 and 2004, the Company had general and administrative expenses of $48,300 and $72,500, respectively

     For the quarter ended September 30, 2005 and 2004, the Company had total operating expenses of $112,000 and $110,500, respectively.

Net income (Loss)

     For the quarter ended September 30, 2005 and 2004, the Company reported net
income  (loss)  from  operations   excluding  foreign  currency  translation  of
($64,150) and ($3,300), respectively.

Results of  Operations - For the Nine Months Ended September 30, 2005 and 2004

Financial Condition, Capital Resources and Liquidity

     For the nine months ended September 30, 2005 and 2004 the Company recorded revenues of $549,100 and $184,500, respectively. Part of the increase, $150,000 was due to Atmel negotiating and paying a one time license termination fee.

     For the nine months ended September 30, 2005 and 2004 the Company had salary expenses of $158,100 and $102,200, respectively.

     For the nine months ended September 30, 2005 and 2004, the Company had general and administrative expenses of $191,700 and $192,100, respectively

     For the nine months ended September 30, 2005 and 2004, the Company had total operating expenses of $392,700 and $338,600, respectively.

Net income (Loss)

     For the nine months ended September 30, 2005 and 2004, the Company reported net income (loss) from operations excluding foreign currency translation of $156,000 and ($65,900), respectively. . Part of the increase, $150,000 was due to Atmel negotiating and paying a one time license termination fee.

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

None


Item 3. Defaults in Senior Securities

None


Item 4. Submission of Matters to a Vote of Security Holders.

     No matter was submitted, during the quarter ending September 30, 2005, covered by this report, to a vote of the Company's shareholders, through the solicitation of proxies or otherwise.


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

     (b)  Reports on Form 8-K

     08/11/05 - Report change of President.

                                   SIGNATURES


     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            Elva International, Inc.
                               ------------------
                                  (Registrant)

Date:    November 29, 2005


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