Form 10KSB
period 2005-12-31
ELVA INTERNATIONAL INC
filed 2006-05-16
CIK 1103718

United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-KSB


(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ?ACT OF 1934

For the fiscal year ended: December 31, 2004

[_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT ?OF 1934

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


                                      N/A
                  --------------------------------------------
          (Former name or former address, if changes since last report)


Securities registered under Section 12(b) of the Exchange Act:

                                                    Name of each exchange on
  Title of each class                                     which registered
      None
-----------------------------                      -----------------------------

Securities registered under Section 12(g) of the Exchange Act:

                         Common Stock, $0.0001 par value
                  --------------------------------------------
                                (Title of class)

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

SIGNATURES

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

     Also in March 2002, Eric Danon was appointed President and Chief Executive Officer by the Company's Board of Directors and was also appointed to the Board of Directors.

     On June 2, 2005, Eric Danon, President, Chief Executive Officer and Director resigned, effective immediately. Mr. Danon had no disagreements with either the Board of Directors nor other members of the Company's management.

     On June 2, 2005, Zenyk Horbowi, was appointed President, Chief Executive Officer and Director

See Part I, Item 1. "Description of Business - (b) Business of Registrant - Employees and Consultants."

(b) Business of Issuer.

General.

     We are a leading supplier of high level security solutions based on encrypted acoustic technology VocalID(R) We design, produce and market a range of products that are sold principally to customers in the computer,communication and industrial markets. Our products are designed into a wide variety of end applications, requiring the usage of notebook, desktop,fix and cellular phones. Our end customers are primarily original equipment manufacturers and their suppliers. Elva End-Markets. Our products are sold to customers in computer, communications and industrial markets.

     Until one year ago we had largely been focusing on serving the semiconductor market by developing solutions for secured memories. In calendar year 2005 we used the desktop, laptop segment of the computer market as our first major entry into the commercial marketplace to develop our VocalAccess product for the Winlogon service. Volume production is planned for the second half of year 2006. More recently we have seen interesting opportunities from the communication and industrial markets. For the fiscal year ended December 31,2005, our revenues were mainly coming from the royalties generated by our patent licences. We believe that our diversity in the end-markets provides stability to our opportunity for growth.

Business Strategy.

     Our objective is to be a leading supplier of online security authentication to the fastest growing segments of our targeted markets. We intend to leverage our team of skilled technical personnel to develop new products or, where appropriate, use partnership,to serve the fastest gowing segmentsof these markets.

     In order to capitalize on our strengths in encrypted acoustic processing design, developing and marketing, we intend to pursue the following strategies:

-    Leverage our unique VocalID(R) technology.

     We  have  built a team  of  experimented  engineers  who  combine  industry expertise with advanced smart card design expertise to meet customer requirements and enable our customers to get their products to market rapidly. We intend to leverage this strategy to achieve new levels of integration, enabling our customers to achieve leading performance in their products.

- Release unique new products, achieve new design wins, and cross-sell products.

     We are focusing on developing unique, new, high-margin products to serve our target markets.These markets have experienced growing consumer demand for increased product performance at competitive price. We also focus on achieving design wins for our products with current and future customers. Design wins are indications by the customer that they intend to incorporate our products into new designs. Our technical talent works closely with our customers in securing design wins, developing new products and in implementing and integrating our products into their systems. We also focus on selling additional products to our existing customers as we believe the technical expertise of our marketing department permits it to identify and capitalize on cross-selling opportunities.

-    Focus on fast growing market segments

     We have chosen to target the security segments of the fastest growing end-markets. We intend to inhance this growth potential by focusing on specific products within the high level of authentication market, including the desktop and notebook computers, fix and cellular phones, wide area networks and broad-based industrial markets. These markets are characterized by their need for leading-edge, high performance of security and authentication technology.

-    Leverage outsourced product fabrication capacity.

     We outsource most of our manufacturing in order to focus more of our resources on defining,developing and selling our products. We believe that outsourcing provides us numerous benefits, including capital efficiency, the flexibility to adopt and leverage emerging process technologies, without significant investment, risk and a more variable cost of goods, which provides us with greater operating flexibility.

-    Set up a Sales chanel and prioritise certain geographic markets.

     We believe that certain geographic market, such as China, North of America and Europe represent opportunities for added sales and end-customer diversity. We are currently in the final stage of distributor contract negociations with several companies.

-    Product Segments.

     Company's initial VocalID product is currently used for general purpose online high security level authentication process. Recently introduced VocalAccess product was developed to replace the traditional Winlogon service. Based on VocalID technology which provides a one time dynamic password. We are currently developing the next generation of VocalID products which will be available during th 3rd quarter of year 2006. This new family of products will offer more features and will enhance the security level to comply with the standards of the market. It will also significantly contribute to reduce the cost of the function.

-    Competitive Advantages.

     The company believes its exclusive acoustic interface to be unique in terms of its ability to be universal read. When traditional smart card requires specific reader, VocalID(R) requires none. Other acoustic authentication devices exist, but none of them are ISO smart card as their manufacturing process is not standardized while VocalID manufacturing is based on the smart card process with standard industrial equipment. We believe that our VocalID(R) offer allows for the merging of e-transactions with the real world in terms of secure authentication and global marketing while being cost effective, widely available and usable at the same time.

     The company adheres to a stringent set of standards. These standards include comptability with other operating systems. Our engineers design our software products to be compatible with all major operating systems for the various system architectures. The compatibility of our products is key to the market and will provide a distinct advantage, market driven enhancements and product offerings.Our product design and architecture provide flexibility and adaptability to emerging technologies and support for industry standards. Our engineers follow strict adherence to industry standards as promulgated by the International Standards Organization. We also follow different operating systems standards and recommended configurations when developing our products for those operating systems.

                        LICENSE AGREEMENTS AND INTELLECTU

     We regard our technology as proprietary and accept to license our products (hardware and software) generally under written license agreements executed by licensees. We have registered several patents and some patent applications are pending.

     Patents: ELVA holds 6 French patents, 2 US patents, 3 European patents, and has 1 patent application (duration: from the date of registration, 20 years):

     1/ France and Europe:# 2 743 172 (France on 1995, December 29th), #0 870 279 (Europe on 2001, July 25th) for "dispositif portatif d'acces a au moins un service dispense par un serveur", or "portable device for access to at least one service provided by a server Foreign patent applications".

     2/ France, USA and Europe: #96 01872 (France on 1996, February 15th), #6,393,567 (USA on May 21, 2002), #0 880 759 (Europe on February 17, 1997)
     for "procede pour faire autoriser par un serveur l'acces a un service a partir de dispositifs portatifs a microcircuits electroniques de type carte a memoire par exemple", or "a method for enabling a server to authorize access to a service from portable devices having electronic microcircuits, E.G devices of the smart card type":

Foreign patent applications pending:

     Canada: #2,246,301 (08/12/98)

     3/ France, USA and Europe: # 2 766 288 (France on 1997, July 15th) #6,421,431 (USA on July 16, 2002), #0 996 929 (Europe on 2002, December
     4th) for "procede et systeme de transmission sous forme vocale d'une sequence de donnees binaires a partir d'un transducteur piezoelectrique", or "method and system for voice transmission of a binary data sequence from a piezoelectric transducer".

Foreign patent applications pending:

     Canada: #2,297,259 (01/11/00)
     Japan: #503509/2000 (01/17/00)

     4/ France: # 2 796 512 on 1999, July 13th for - "carte a memoire pour emettre des signaux acoustiques ", or "smart card to emit acoustic signals".

     5/France: # 2 810 766 on 2000, June 23rd for " procede pour selectionner un mode de fonctionnement d'une carte a puce...", or "method to select a operating mode of the smart card..."

     6/ France: # 2 837 305 on March 15, 2002 for"Dispositif pour transmettre des informations par des moyens acoustiques" or "device for transmission of information using acoustic means"

Foreign patent applications pending:

     USA: #US2005/0236940A1 (10/27/05),
     China: #03801484X (06/04/04),
     others: PCT/FR2003/000828 (03/14/03)

     7/ French patent application pending: #0411973 on November 10, 2004 for "Methode pour faire emettre sous forme vocale une sequence de donnees binaires" or "Method to send out a sequence of binary data within an acoustic pattern"

     The Company also relies on a combination of copyright, trademark and trade secret laws to protect our products. We require employee and third-party non-disclosure and confidentiality agreements as well. Despite these precautions, it may be possible for unauthorized parties to copy certain portions of our products or reverse engineer or obtain and use information that we regard as proprietary.

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

     The Company's ability to compete successfully will depend in large part on its ability to protect any proprietary technology it may develop. The Company currently has several patents with respect to its product or service designs or processes, and will moreover attempt to protect its technology by limiting the people with knowledge of its specifications to those with a need to know and byhaving such persons execute confidentiality agreements. The Company will also rely, to the extent possible, on trade secret law to protect its intellectual property. There can be no assurance, however, that any intellectual property protection or trade secret protection will be sufficient to protect the Company and its business from others seeking to copy or appropriate the Company's proprietary information.

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

     Our competitors vary in size and in the scope and breadth of the products and services offered. We may encounter competition from a number of sources, including, Gemplus, , SecureID, Activecard, Oberthur Card Systems ,. We compete against numerous, smaller, privately-held companies like Xiring and NCrypton with fewer resources based on breadth of product features and functionality, as well as larger, publicly-held companies with greater resources and having greater product and market diversification.

     Nevertheless, most of those competitors may become partners just like Ncrypton already has and/or ELVA's licensees and then, they could as well be considered as ELVA's leverages. This would be due to the high potential of VocaliD(R) that might help smart card industrialists to enter US market for instance (which they could not do so far), thanks to an online/readerless positioning.

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

Research and Development

     The Company has restarded its investments in research and development while refining its R&D strategy. Reports to Security Holders The Company will send out audited annual reports to its shareholders if required by applicable law. Until such time, the Company does not foresee sending out such reports. The Company will make certain filings with the SEC as needed, and any filings the Company makes to the SEC are available and the public may read and copy any materials the Company files with SEC at the SEC's Public Reference Room at 450 Fifth Street, N.W. Washington, D.C. 20549. The public may also obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at (http://www.sec.gov).


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

     In October 2005 the French court condemned ELVA S.A for abusive laying of Mr. Cedric COLNOT. ELVA S.A has appealed this decision, which brings about a probation until a new judgment is achieved. Nevertheless the Company is to pay an executory amount in 48,000 Euros. The Company thinks this amount is fallacious. Therefore ELVA S.A has launched a legal process consisting of reducing this amount down to 24,696 Euros.


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

Employees

The manpower is is currently five people including management.

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

Research and Development Plans

     Our current developments aim to enhance the technology features in terms of personalization, security, multi application, multi platform and product costs. For that purpose, chip design-based positioning and software development related to resources are accurately refined.


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

NAME                 AGE         POSITION
-------------       ------       -----------------


Zenyk Horbowy         66         President, CEO and Director
Patrick Misko         44         Vice President of Finance and Director
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

Business Experience

     The following is a brief description of the business background of our executive officers, and directors:

ZENYK HORBOWY: President , CEO & Director(Elva International, Inc.), President - General Director (Elva, S.A.). BS EE & M/S from Paris University. He spent last 30 years in the Semi-conductor Industry, coming from the French National Research Laboratory C.N.R.S.where he spent 4 years. After 4 years as Technical Director then G.M.of a small Electronics Company S.A.E.I,he joined Texas Instruments Europe, working during 6 years as European Product Mgr for Optoelectronics & Modules. He joined the Thomson CSF Components Group for 10 years to handle several Managerial positions as Sales & Marketing Director and then General Mgr of Telecoms & ASICs Divisions. After, during 6 years he worked for Alcatel Microelectronics as VP of all Business Units in Belgium, then for 2 years VP of Sales & Marketing for the North of America & ASIA located in San Jose California. He joined Semtech Inc. in 1998 as VP of the European Operations for EMEA ( Europe,Middle East & Africa) with offices in UK, Germany, France. Also 2 Design Centers in UK.

PATRICK MISKO: Vice-President of Elva International, Inc. and Director, and Delegated General Director of ELVA, SA. Graduate of Accounting and Economy Universities, he managed a voice server company for 3 years. Then he joined Olivetti as key account manager for computing and vocal products.His previous function was Director of sales in the computer industry and in IVR (interactive vocal response) field. He knows the market of vocal identification card as well as its major players, such as manufacturers, integrators and VAR's. Serge
Parienti: Vice-President of marketing for Elva International, Inc., and Managing Director of ELVA, SA. Graduate of a bio industry high school, he made a special study of industrial marketing and communication. He has spent 8 years as a consultant in several sectors among which: strategic, marketing and communication advisor in telecommunications, information technologies, pharmaceutics and biotechnology sectors. Just before joining ELVA, he was outstandingly involved in internet related to projects.

SERGE PARIENTI: Vice-President of Elva International, Inc. and Delegated General Director of ELVA, SA. Graduate of a bio industry high school, he made a special study of industrial marketing and communications as well as strategic management. He has spent 8 years as a consultant in several sectors: He was a strategic, marketing and communication advisor in the fields of telecommunications, information technologies, pharmaceutics and biotechnology. Just before joining ELVA in 1999, he was involved in ISPs and multimedia-based businesses over Europe.


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













                [Balance of this page intentionally left blank.]

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

--------------------------------------------------------------------------------
Name and Address of              Title of   Amount and Nature of    Percent of
Beneficial Owner                  Class       Beneficial Owner        Class
--------------------------------------------------------------------------------
Patrick Misko(1)                 Common             1,634,385            %
538 avenue de l'Hautil
78955 Carrieres sous Poissy,
France
--------------------------------------------------------------------------------
Serge Parienti(1)                Common                10,000             %
60, rue de Paris
92100 Boulogne Billancourt
France
--------------------------------------------------------------------------------
Zenyk Horbowy                                      2,708,334
1 Allee du Clos Fleury
92140 CLAMART,
FRANCE
 -------------------------------------------------------------------------------
All Executive Officers, Directors
as a group
--------------------

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

                                         Year ended         Year ended
                                         December 31,     December 31,
                                            2005              2004
                                        ------------      ------------
(1)        Audit fees                      $29,000         $28,500
(2)        Tax fees                        $     0         $     0
(3)        All other fees                  $     0         $     0
                                           -------         -------
   Totals                                  $29,500         $28,500

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

                            Elva International, Inc.
                                  (Registrant)

Date:    May 15, 2006       /s/Zenyk Horbowy
                           ------------------------------------------------
                           Zenyk Horbowy, President, CEO & Director

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

Signature                               Title                        Date

By: /s/Zenyk Horbowy
   --------------------------     President, CEO & Director     April 15, 2005
      Zenyk Horbowy

By: /s/ Serge Parienti
   --------------------------     VP & Director                 April 15, 2005
      Serge Parienti

By: /s/ Patrick Misko
   --------------------------     VP & Director                 April 15, 2005
      Patrick Misko

                          INDEX TO FINANCIAL STATEMENTS


Reports of Independent Registered Public Accounting Firms ...................F-2

Consolidated Balance Sheets..................................................F-4

Consolidated Statements of Operations and Comprehensive Income (Loss)........F-5

Consolidated Statements of Stockholders' Equity (Deficiency).................F-6

Consolidated Statements of Cash Flows........................................F-7

Notes to Consolidated Financial Statements...................................F-8

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



The Board of Directors and Stockholders
Elva International, Inc.
West Palm Beach, Florida

We have audited the accompanying consolidated balance sheets of Elva International, Inc., (the "Company") as of December 31, 2005 and the related consolidated statements of operations and comprehensive income (loss), stockholders' equity (deficiency) and cash flows for the year in the period ended December 31, 2005. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2005 and the results of its operations and its cash flows for the year in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.

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


                                        /s/Pollard-Kelly Auditing Services, Inc.
                                           Pollard-Kelly Auditing Services, Inc.

Fairlawn, Ohio
May 15, 2006

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



The Board of Directors and Stockholders
Elva International, Inc.
West Palm Beach, Florida

We have audited the accompanying consolidated balance sheets of Elva International, Inc., (the "Company") as of December 31, 2004 and the related consolidated statements of operations and comprehensive income (loss), stockholders' equity (deficiency) and cash flows for the year in the period ended December 31, 2004. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2004 and the results of its operations and its cash flows for the year in the period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.

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



/s/Durland & Company, CPAs, P.A.
Durland & Company, CPAs, P.A.

Palm Beach, Florida
April 11, 2006

                            Elva International, Inc.
                           Consolidated Balance Sheets
                                  December 31,

                                                                      2005                2004
                                                             ------------------ -------------------
                ASSETS
CURRENT ASSETS
  Cash and equivalents                                       $           11,236 $            86,920
  Accounts receivable, net of reserve of  $0                             99,155             152,729
  VAT tax receivable                                                     13,483              16,365
   Inventory                                                             31,460              34,481
                                                             ------------------ -------------------
          Total current assets                                          155,334             290,495
                                                             ------------------ -------------------
PROPERTY AND EQUIPMENT
  Computers and equipment                                               240,008             270,768
        Less accumulated depreciation                                  (193,733)           (200,592)
                                                             ------------------ -------------------
          Net property and equipment                                     46,275              70,176
                                                             ------------------ -------------------
OTHER ASSETS
  Deposits and other assets                                               9,702              10,763
  Income tax credit receivable                                           12,048             128,731
  Patent                                                                741,114             763,120
        Less accumulated amortization                                  (231,419)           (222,007)
                                                             ------------------ -------------------
          Net other assets                                              531,445             680,607
                                                             ------------------ -------------------
Total Assets                                                 $          733,054 $         1,041,278
                                                             ================== ===================
     LIABILITIES AND STOCKHOLDERS' EQUITY ( DEFICIENCY)
CURRENT LIABILITIES
   Accounts payable                                          $          274,626           $332,707
   Accrued Expenses
       Trade                                                             42,046              43,145
       Payroll and taxes                                                 28,726             128,863
   Provision for litigation and forex gain/loss                          48,188              80,088
   Advances from shareholders                                                 0             165,896
   Short-term debt                                                            0              50,000
   Conditional government subsidy                                        31,594              36,338
                                                             ------------------ -------------------
          Total current liabilities                                     425,180             837,037
                                                             ------------------ -------------------
LONG-TERM DEBT
   Conditional government subsidy                                             0                   0
                                                             ------------------ -------------------
          Total long-term debt                                                0                   0
                                                             ------------------ -------------------
Total Liabilities                                                       425,180             837,037
                                                             ------------------ -------------------
Minority interest in consolidated subsidiary                                  0                   0
                                                             ------------------ -------------------
STOCKHOLDERS' EQUITY (DEFICIENCY)
   Preferred stock, $0.0001 par value, authorized
     10,000,000 shares; none issued and outstanding                           0                   0
   Common stock, $0.0001 par value, authorized
     50,000,000 shares; 29,342,520 and 25,385,998
     issued and outstanding shares                                        2,935               2,539
   Additional paid-in capital                                         5,438,343           5,270,739
   Accumulated comprehensive income (loss)                               28,978             (39,130)
   Deficit                                                           (5,162,382)         (5,029,907)
                                                             ------------------ -------------------
          Total stockholders' equity (deficiency)                       307,874             204,241
                                                             ------------------ -------------------
Total Liabilities and Stockholders' Equity (Deficiency)      $          733,054 $         1,041,278
                                                             ================== ===================

     The accompanying notes are an integral part of the financial statements

                            Elva International, Inc.
      Consolidated Statements of Operations and Comprehensive Income (Loss)
                             Year Ended December 31,

                                                                                       2005                 2004
                                                                                -----------------    -----------------
REVENUES                                                                        $         598,110    $         402,694
                                                                                -----------------    -----------------
OPERATING EXPENSES
    Salaries                                                                              137,879              141,367
    Advertising                                                                                 0                    0
    Depreciation and amortization                                                          60,585               56,401
    General and administrative                                                            598,934              386,408
    Research and development                                                                    0                    0
                                                                                -----------------    -----------------
          Total operating expenses                                                        797,398              584,176
                                                                                -----------------    -----------------
 Operating loss                                                                          (199,288)            (181,482)
                                                                                -----------------    -----------------
OTHER INCOME (EXPENSE):
    Interest income                                                                        53,568               37,679
    Interest expense                                                                       (2,535)              (3,584)
    Foreign currency transaction gain (loss)                                                1,442               (7,066)
    Gain (loss) on sale of patent                                                               0               93,149
    Gain on forgiveness of government grant                                                14,338              207,621
                                                                                -----------------    -----------------
          Total other income (expense)                                                     66,813              327,799
                                                                                -----------------    -----------------
Net income (loss) before tax credit and minority interest                                (132,475)             146,317
    Foreign income tax                                                                          0               (1,406)
    Minority interest in consolidated subsidiary income (loss)                                  0                    0
                                                                                -----------------    -----------------
Net income (loss)                                                                        (132,475)             144,911
Other comprehensive income (loss):
    Foreign currency translation gain (loss)                                               10,152              (26,043)
                                                                                -----------------    -----------------
Comprehensive loss                                                              $        (122,323)   $         118,868
                                                                                =================    =================
Net income (loss) per common share - basic                                      $           (0.01)   $            0.01
                                                                                =================    =================
Weighted average number of common shares outstanding - basic                           27,217,922           24,186,993
                                                                                =================    =================

     The accompanying notes are an integral part of the financial statements

                            Elva International, Inc.
          Consolidated Statements of Stockholders' Equity (Deficiency)

                                                                                             Accum.                    Total
                                                              Add'l.               Stock     Comp.                  Stockholders'
                                    Number of    Common      Paid-in   Deferred    Subs.     Income                   Equity
                                      Shares      Stock       Capital     Comp.     Rec.      (Loss)    Deficit      (Deficiency)
                                  -----------   --------   ----------  ---------  -------  ---------  -----------   -------------
BEGINNING BALANCE,
December 31, 1998                  21,500,000   $  2,150   $  828,401  $       0  $     0  $ (52,349) $  (432,606)  $     345,596
   Other comprehensive
     income (loss)                          0          0            0          0        0     (1,176)           0          (1,176)
   Net loss                                 0          0            0          0        0          0     (723,712)       (723,712)
                                  -----------   --------   ----------  ---------  -------  ---------  -----------   -------------
BALANCE, December 31, 1999         21,500,000      2,150      828,401          0        0    (53,525)  (1,156,318)       (379,292)

   Conversion of debt of
     subsidiary for stock           1,720,000        172      557,305          0        0          0            0         557,477
   Shares issued for cash           3,790,000        379    1,237,500          0        0          0            0       1,237,879
   Shares issued to effect
     2 for 1 forward split         27,010,000      2,701       (2,701)         0        0          0            0               0
   Other comprehensive
     income (loss)                          0          0            0          0        0     25,724            0          25,724
   Net loss                                 0          0            0          0        0          0   (1,163,846)     (1,163,846)
                                  -----------   --------   ----------  ---------  -------  ---------  -----------   -------------
BALANCE, December 31, 2000         54,020,000      5,402    2,620,505          0        0    (27,801)  (2,320,164)        277,942

   1 for 10 reverse split         (48,618,000)    (4,862)       4,862          0        0          0            0               0
   Shares issued for cash           3,293,640        329      586,354          0        0          0            0         586,683
   144 shares issued for
     services                         646,500         65      103,375   (103,440)       0          0            0               0
   S-8 shares issued for
     services                         135,000         14      269,986          0        0          0            0         270,000
   Conversion of debt of
     subsidiary for stock             129,082         13       17,475          0        0          0            0          17,488
   Deferred compensation
     amortization                           0          0            0     10,775        0          0            0          10,775
   Other comprehensive
     income (loss)                          0          0            0          0        0     40,426            0          40,426
   Net loss                                 0          0            0          0        0          0   (1,378,332)     (1,378,332)
                                  -----------   --------   ----------  ---------  -------  ---------  -----------   -------------
BALANCE, December 31, 2001          9,606,222        961    3,602,557    (92,665)       0     12,625   (3,698,496)       (175,018)

   144 shares issued for
     services                         120,000         12       10,488          0        0          0            0          10,500
   144 shares issued for
     cash                           6,031,537        603    1,069,331          0        0          0            0       1,069,934
   Deferred compensation
     amortization                           0          0            0     92,665        0          0            0          92,665
   Other comprehensive
     income (loss)                          0          0            0          0        0    (42,354)           0         (42,354)
   Net loss                                 0          0            0          0        0          0     (897,895)       (897,895)
                                  -----------   --------   ----------  ---------  -------  ---------  -----------   -------------
BALANCE, December 31, 2002         15,757,759      1,576    4,682,376          0        0    (29,729)  (4,596,391)         57,832

   144 shares issued for cash       5,100,000        510      349,490          0        0          0            0         350,000
   Other comprehensive
     income (loss)                          0          0            0          0        0     16,642            0          16,642
   Net loss                                 0          0            0          0        0          0     (578,427)       (578,427)
                                  -----------   --------   ----------  ---------  -------  ---------  -----------   -------------
BALANCE, December 31, 2003         20,857,759      2,086    5,031,866          0        0    (13,087)  (5,174,818)       (153,953)

   144 shares issued for cash       3,484,614        349      197,231          0        0          0            0         197,580
   144 shares issued to
     retire debt                    1,043,625        104       41,642          0        0          0            0          41,746
   Other comprehensive
     income (loss)                          0          0            0          0        0    (26,043)           0         (26,043)
   Net income                               0          0            0          0        0          0      144,911         144,911
                                  -----------   --------   ----------  ---------  -------  ---------  -----------   -------------
BALANCE, December 31, 2004         25,385,998      2,539    5,270,739          0        0    (39,130)  (5,029,907)        204,241

   144 shares issued for cash       3,956,522        396      167,604          0        0          0            0         168,000
   Other comprehensive
     income (loss)                          0          0            0          0        0     10,152            0          10,152
   Net income (loss)                        0          0            0          0        0          0     (132,475)       (132,475)
                                  -----------   --------   ----------  ---------  -------  ---------  -----------   -------------
ENDING BALANCE, December 31, 2005  29,342,520   $  2,935   $5,438,343  $       0  $     0  $ (28,978) $(5,162,382)  $     249,918
                                  ===========   ========   ==========  =========  =======  =========  ===========   =============

     The accompanying notes are an integral part of the financial statements

                            Elva International, Inc.
                      Consolidated Statements of Cash Flows
                             Year Ended December 31,

                                                                                       2005                2004
                                                                                -----------------    ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                               $        (132,475)   $        144,911
Adjustments to reconcile net loss to net cash used by operating activities:
     Depreciation and amortization                                                         60,585              56,401
     Provision for foreign exchange loss                                                  (19,586)             15,847
     Foreign exchange transaction gain (loss)                                              (1,442)                  0
     Lawsuit provision                                                                     11,560                   0
     Gain on forgiveness of government grant                                              (14,338)           (213,670)
Changes in operating assets and liabilities:
     (Increase) decrease in accounts receivable                                            35,301              65,417
     (Increase) decrease in inventory                                                      (1,553)             16,066
     (Increase) decrease in VAT receivable                                                    782              (4,251)
     (Increase) decrease in deposits and other assets                                        (361)              2,298
     (Increase) decrease in income tax credit receivable                                  104,827                  32
     Increase (decrease) in accounts payable                                              (18,011)            (39,704)
     Increase (decrease) accrued expense - trade                                               37             (83,738)
     Increase (decrease) salaries and payroll and taxes                                   (87,443)            (42,100)
     Increase (decrease) in deferred revenue                                                    0                   0
                                                                                -----------------    ----------------
Net cash  provided (used) by operating activities                                         (62,117)            (82,491)
                                                                                -----------------    ----------------
CASH FLOW FROM INVESTING ACTIVITIES:
     Purchase of property and equipment                                                    (4,817)             (4,347)
     Sale of patent                                                                             0             106,349
     Increase expenditure application patent                                              (81,469)            (40,986)
                                                                                -----------------    ----------------
Net cash provided (used) by investing activities                                          (86,286)             61,016
                                                                                -----------------    ----------------
CASH FLOW FROM FINANCING ACTIVITIES:
    Proceeds from loan                                                                          0              50,000
     Shareholder advance repayments                                                      (172,637)            (15,574)
     Debt payments                                                                              0              (1,924)
     Issuance of common stock for cash                                                    168,000                   0
                                                                                -----------------    ----------------
Net cash provided by financing activities                                                  (4,637)             32,502
                                                                                -----------------    ----------------

Effect of exchange rates on cash                                                          122,781              34,398
                                                                                -----------------    ----------------

Net increase (decrease) in cash and equivalents                                           (30,259)             45,425

CASH and equivalents, beginning of period                                                  41,495              41,495
                                                                                -----------------    ----------------
CASH and equivalents, end of period                                             $          11,236    $         86,920
                                                                                =================    ================
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid in cash                                                           $           2,534    $          3,584
                                                                                =================    ================
Foreign taxes paid in cash                                                      $               0    $          1,407
                                                                                =================    ================
Non-Cash Financing Activities:
  Debt converted to common stock                                                $               0    $         41,745
                                                                                =================    ================

     The accompanying notes are an integral part of the financial statements

                            Elva International, Inc.
                   Notes to Consolidated Financial Statements

(1)  Summary of Significant Accounting Principles.
     The Company Elva International, Inc., (the "Company"), is a Florida chartered corporation which conducts business from its offices in West Palm Beach, Florida and Paris, France. The Company was incorporated on August 15, 1997 as Computer Research Technologies, Inc., and changed its name to Elva, Inc. on January 25, 1999 and to Elva International, Inc. on February 23, 2001. The Company is principally involved in the smart card technology industry through its French subsidiary, ELVA, SA. In November 2000, the Company formed a wholly owned subsidiary, Elva Asia, PTE, Ltd. under the laws of Singapore, and closed this entity in 2002. The following summarize the more significant accounting and reporting policies and practices of the
     Company:

          a) Use of estimates. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the statements of financial condition, and revenues and expenses for the year then ended. Actual results may differ significantly from those estimates.

          b) Significant acquisition. In December 1998, Elva International, Inc. issued 14,160,000 shares of common stock to acquire substantially al the issued and outstanding shares of the common stock of ELVA, SA, a French corporation, in a reverse merger, which was accounted for as a reorganization of ELVA, SA. There remains a four-tenths of one percent minority interest in ELVA, SA, which is owned by two of the major stockholders of Elva International, Inc. as a result of this acquisition. This minority interest is required under French corporate law. As a result of this reverse merger, the former stockholders of ELVA, SA now control Elva International, Inc. Prior to this reverse merger, Elva International, Inc. had nominal assets and liabilities. Elva, Inc. accounted for the reverse merger as an issuance of stock for the net monetary assets of Elva International, Inc. or, in this case, as a capitalization of the accumulated deficit of Elva International, Inc. to the date of the merger.

          c) Principles of consolidation. The consolidated financial statements include the accounts of Elva International, Inc. and its wholly owned subsidiaries. Inter-company balances and transactions have been eliminated.

          d) Net loss per common share. Basic net loss per weighted average common share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period.

          e) Property and equipment. All property and equipment are recorded at cost and depreciated over their estimated useful lives, using the straight-line method. Upon sale or retirement, the costs and related accumulated depreciation are eliminated from their respective accounts, and the resulting gain or loss is included in the results of operations. Repairs and maintenance charges which do not increase the useful lives of the assets are charged to operations as incurred. Depreciation expense was $15,317 and $15,389 for the nine months ended September 30, 2005 and 2004, respectively.

          f) Cash and equivalents. The company considers investments with an initial maturity of three months or less as cash equivalents.

                            Elva International, Inc.
                   Notes to Consolidated Financial Statements

(1) Summary of Significant Accounting Principles (Continued)
          g) Patents. The Company acquired two French patents, Nos. 95-15735 and 96-01872, from the founders of ELVA, SA. The Company is amortizing the cost of these patents over the remaining life of the patents. Patents in France have a 20 year life. Amortization expense was $27,646 and $28,925 for the nine months ended September 30, 2005 and 2004, respectively.

          h) Revenue recognition. The Company's sole source of revenue has been from licensing its patented technology. The Company records revenue when earned under its licensing agreement. The Company intends to license its technology to others as well, rather than to manufacture the VOCALID cards for sale. The Company believes that it would be prohibitively expensive for it to establish its own manufacturing facilities and to do so would distract it from its efforts at getting its technology accepted as the world standard. The Company is negotiating with an independent third party to manufacture the cards and the Company will either sell them directly or through a distributor network.

          i) Foreign currency transaction and translation gains (losses). The principal operating entity of the Company is its subsidiary, ELVA,SA, which is located in France. The functional currency of ELVA, SA, is the Euro. ELVA, SA has only one customer which is located in the US. ELVA, SA bills this customer in Euros and is paid US Dollars, (USD). ELVA, SA records a transaction gain or loss at the time of receipt of payment consisting of the difference between the amount of Euros billed and the amount of Euros the USD payment is converted into. On a consolidated basis, the Company's reporting currency is the US Dollar. The Company translated the income statement items using the average exchange rate for the period and balance sheet items using the end of period exchange rate, except for equity items, which are translated at historical rates, in accordance with SFAS 52.

          j) Research & development. Research and development expenses are expensed in the period incurred.

          k) Software development costs. The software developed by the Company is used exclusively by licensors of the Company's technology. As such, the Company is not selling the software. Costs incurred in developing the software have been expensed in the period in which incurred.

          l) VAT tax receivable. In France the government charges a Value Added Tax, (VAT), that is similar to sales tax in the US. There are three major differences. First is that VAT is charged at each point of sale. Second is that there are no exemptions from the collection of VAT. Finally, each company files a VAT return with the government monthly reflecting the gross VAT collected and VAT paid. If the VAT paid is greater than the amount collected, the Company receives a refund from the government approximately five months later.

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

                            Elva International, Inc.
                   Notes to Consolidated Financial Statements

(2)  Stockholders' Equity (Continued).
     In July 2000, the Company sold 3,490,000 shares of common stock to a British Virgin Islands investment company in exchange for $1,139,893 in cash. In July 2000, the Company sold 300,000 shares of common stock to an individual in exchange for $97,985 in cash. In July 2000, the Company agreed to exchange 1,720,000 shares of common stock for $557,477 of existing long-term debt. All three of these transactions were concluded at $0.3266 per share. On October 5, 2000, the stockholders of the Company voted to increase the number of authorized shares of common stock from 50,000,000 to 100,000,000 with no change in par value. In conjunction with the increase in the authorized shares, the Company issued 27,010,000 shares of common stock to effect a two for one forward split of the then issued and outstanding shares.

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

                            Elva International, Inc.
                   Notes to Consolidated Financial Statements

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

     The amount recorded as deferred tax asset cumulative as of September 30, 2005 is approximately $2,000,000 which represents the amount of tax benefits of the loss carry-forwards. The Company has established a 100% valuation allowance for this deferred tax asset of, as the Company has no history of profitable operations. The significant components net deferred tax asset as of June 30, 2004 are:

Net operating losses            $          2,000,000
Valuation allowance                       (2,000,000)
                                --------------------
Net deferred tax asset          $                  0
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

(4) Going Concern. As shown in the accompanying consolidated financial statements, the Company incurred net loss totaling $132,500 for the year ended December 31, 2005, and reflects a stockholders' deficit of approximately $5,162,400 as of December 31, 2005. These conditions raise substantial doubt as to the ability of the Company to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon obtaining additional capital and financing. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

(5) Related Party Transactions.
          (a) Patents. The Company acquired two French patents, Nos. 95-15735 and 96-01872, from the founders of ELVA, SA for 21,069 shares of common stock of ELVA, SA valued at $320,700, based on their historical cost, and approximately $3,333 per month for the life of the patents as royalty payments, beginning in March 1997. These ELVA, SA shares were part of the original issue shares of ELVA, SA and, accordingly, had no fair market value at that time. After approximately 8 months, the principals realized that the Company did not have the cash flow to continue to make the payments to them and continue to develop the marketing efforts and suspended the payments. In February 1999, the Company and the founders entered into a new agreement which called for total additional payment of approximately $116,700, with an initial payment of approximately $25,000, and quarterly payments of approximately $11,500, beginning on February 1, 2000. This new agreement also encompassed the international patent application filed with the World Organization of Intellectual Property, principally for the US, Canada, Europe and Japan. It also encompasses the trademark "VOCALID", No. 96-605347, registered at INPI January 11, 1996.

                            Elva International, Inc.
                   Notes to Consolidated Financial Statements

(5) Related Party Transactions (Continued).
          (b) Long-term debt. In 1998, ELVA, SA received approximately $204,500 from a third party as a loan. In December 1998, as part of the reverse merger, Elva, Inc. issued 3,440,000 shares of common stock in settlement of this debt. In March, May and September 1999 and March and July 2000, ELVA received additional traunches of this loan from the now related party in the total amount of approximately $650,000. In July 2000, the Company entered into an agreement with the holder of its related party long-term debt to exchange 1,720,000 shares of common stock for $557,477 of the existing long-term debt, and paid off the remaining balance of approximately $90,000 in cash. The Company also received a $16,000 conditional loan from an unrelated company under which the Company would not be liable for repayment if the Company hired at least one former technical employee of the other company. The Company has not done so and has repaid this loan.

(6) Commitments. The Company is committed under an operating lease for its office space. The Company is obligated under this lease for its office space for payments of $33,000 in 2006. The Company can, at its option, elect to extend this lease for up to one additional three-year period.

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

(9) Conditional Government Subsidies The Company has received several government grants which are conditional as to repayment. The grants are to be applied as reductions of salaries and employment taxes paid to new employees. They are intended by the government to induce increases in employment, as France has experienced high unemployment over the last few years. The Company had been increasing employment and applying accumulated grants as offsets to salary expense and, at present, is not yet obligated to repay any of these grants. Even though the Company decreased overall employment in 2003, the employee category for which these grants are intended has not been decreased. The Company does not expect to have a repay any of the grant amounts. These grants, if required to be repaid, do not require the payment of interest. The term for adding the required employees under these grants is three years. In 2005 and 2004, the government forgave repayment of $14,338 and $207,621 of these grants.